Form 10-Q
period 2016-09-30
H/Cell Energy Corp
filed 2016-10-25
CIK 1676580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission file number: 333-212315

H/CELL ENERGY CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	47-4823945
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

97 River Road, Flemington, NJ 08822

(Address of principal executive offices) (zip code)

(908) 837-9097

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐  No ☒ (NOTE: Company has not been subject to the filing requirements for the past 90 days)

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No   ☒.

As of October 24, 2016, there were 3,131,579 shares of registrant’s common stock outstanding.

H/CELL ENERGY CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BALANCE SHEETS

AS OF SEPTEMBER 30, 2016 AND DECEMBER 31, 2015

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS

Current Assets

Cash and Cash Equivalents	$349,516	$49,200

Total Current Assets	349,516	49,200

Other Assets, Website Development Costs	2,550	3,000

TOTAL ASSETS	$352,066	$52,200

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts Payable and Accrued Expenses	$-	$2,400
Due to Stockholders	-	5,420

Total Current Liabilities	-	7,820

Stockholders' Equity

Common Stock - $0.0001 par value; 25,000,000 shares authorized; 3,131,579 and 2,105,263 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	313	211
Preferred Stock - $0.0001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	-	-
Paid-in-Capital	887,337	49,989
Retained Earnings	(535,584)	(5,820)
Total Stockholders' Equity	352,066	44,380

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$352,066	$52,200

See Accompanying Notes to Financial Statements

H/CELL ENERGY CORPORATION

STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND AUGUST 17, 2015 (DATE OF INCEPTION) TO SEPTEMBER 30, 2015

	Nine Months Ended September 30, 2016	August 17, 2015 (date of inception) to September 30, 2015

Revenue - related party	$1,500	$-

Cost of Goods Sold	1,500	-

Gross Profit	-	-

Operating Expenses
Research and Development	2,000	-
General and Administrative Expenses	527,764	275

Total Operating Expenses	529,764	275

Loss from Operations	$(529,764)	$(275)
Income Tax Provision (Benefit)	-	-

Net Loss	$(529,764)	$(275)

Loss Per Share
Basic	$(0.19)	$-

Weighted Average Common Shares Outstanding
Basic	2,760,170	2,000,000

See Accompanying Notes to Financial Statements

H/CELL ENERGY CORPORATION

STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

	Common Stock		Preferred Stock		Additional		Total
	Number of		Number of		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Beginning, January 1, 2016	2,105,263	$211	-	$-	$49,989	$(5,820)	$44,380

Issuance of Common Stock	1,026,316	102	-	-	449,898	-	450,000

Stock-based Compensation	-	-	-	-	387,450	-	387,450

Net Loss	-	-	-	-	-	(529,764)	(529,764)

Ending, September 30, 2016	3,131,579	$313	-	$-	$887,337	$(535,584)	$352,066

See Accompanying Notes to Financial Statements

H/CELL ENERGY CORPORATION

STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND AUGUST 17, 2015 (DATE OF INCEPTION) TO SEPTEMBER 30, 2015

	Nine Months Ended September 30, 2016	August 17, 2015 (date of inception) to September 30, 2015

Cash Flows from Operating Activities

Net Loss	$(529,764)	$(275)
Depreciation	450	-
Stock-based Compensation	387,450	-
Changes in Assets and Liabilities Accounts Payable and Accrued Expenses	(2,400)	275

Net Cash used in Operating Activities	(144,264)	-

Cash Flows from Financing Activities

Proceeds from Issuance of Common Stock	450,000	400
Due to Stockholders	(5,420)	-

Net Cash provided by Financing Activities	444,580	400

Net Increase in Cash and Cash Equivalents	300,316	400

Cash and Cash Equivalents - Beginning	49,200	-

Cash and Cash Equivalents - Ending	$349,516	$400

See Accompanying Notes to Financial Statements

H/CELL ENERGY CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2016 AND 2015 (UNAUDITED)

1.	ORGANIZATION AND LINE OF BUSINESS

H/Cell Energy Corporation (the “Company”) was incorporated in the state of Nevada on August 17, 2015. The Company, based in Flemington, N.J., is a start-up company whose principal operations consist of designing and installing hydrogen energy systems.

The Company has developed a hydrogen energy system for residential and commercial use designed to create electricity. This unique system uses renewable energy as its source for hydrogen production. It functions as a self-sustaining clean energy system. It can be configured as an off grid solution for all electricity needs or it can be connected to the grid to generate energy credits. Its production of hydrogen is truly eco-friendly, as it is not produced by the use of fossil fuels. It is a revolutionary green-energy concept that is safe, renewable, self-sustaining and cost effective.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and cover the nine months ended September 30, 2016.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

Revenues and related costs on construction contracts are recognized using the “percentage of completion method” of accounting in accordance with ASC 605-35, Accounting for Performance of Construction-Type and Certain Production Type Contracts. Under this method, contract revenues and related expenses are recognized over the performance period of the contract in direct proportion to the costs incurred as a percentage of total estimated costs for the entirety of the contract. Costs include direct material, direct labor, subcontract labor and any allocable indirect costs. All un-allocable indirect costs and corporate general and administrative costs are charged to the periods as incurred.

Revisions in cost and profit estimates during the course of the contract are reflected in the accounting period in which the facts, which require the revision, become known. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

Cash and Cash Equivalents

Cash and cash equivalents includes cash in bank and money market funds as well as other highly liquid investments with an original maturity of three months or less. The Company had no cash equivalents as of September 30, 2016. At times during the nine months ended September 30, 2016, balances exceeded the FDIC insurance limit of $250,000.

H/CELL ENERGY CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2016 AND 2015 (UNAUDITED)

Website Development Costs

In accordance with FASB Accounting Standards Codification (“ASC”) 350, Website Development Costs, website development is segregated into three stages or activities. During the initial, or planning stage, all related costs were expensed as incurred. The second phase was the development of the site, which included costs incurred for web application and infrastructure, as well as graphics development. Costs incurred during the second phase were capitalized and then amortized when the website was ready for its intended use. Stage three consisted of costs incurred for post-implementation work, such as security, training and administration. Such costs incurred during this phase were expensed as incurred. Expenditures for additional upgrades and features once the website was launched are capitalized if the upgrades and enhancements furnish additional functionality; otherwise, such costs are expensed as incurred.

Website development costs that have been capitalized will be amortized, using the straight-line method, over an estimated useful life of five years. The site launched in January of 2016.

Research and Development Costs

Research and development costs are expensed as incurred. These costs consist primarily of consulting fees, salaries and direct payroll related costs.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes pursuant to FASB ASC 740, Income Taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The determination of the Company’s provision for income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. Significant judgment is required in assessing the timing and amounts of deductible and taxable items and the probability of sustaining uncertain tax positions. The benefits of uncertain tax positions are recorded in the Company’s financial statements only after determining a more-likely-than-not probability that the uncertain tax positions will withstand challenge, if any, from taxing authorities. When facts and circumstances change, the Company reassesses these probabilities and records any changes in the financial statements as appropriate. Accrued interest and penalties related to income tax matters are classified as a component of income tax expense.

The Company recognizes and measures its unrecognized tax benefits in accordance with FASB ASC 740. Under that guidance, management assesses the likelihood that tax positions will be sustained upon examination based on the facts, circumstances and information, including the technical merits of those positions, available at the end of each period. The measurement of unrecognized tax benefits is adjusted when new information is available, or when an event occurs that requires a change.

The Company did not identify any material uncertain tax positions.  The Company did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the Company are subject to examination by the IRS, generally for the three years after they are filed. The Company's 2015 return is still open for examination by the taxing authorities.

There was no provision for income taxes for the nine months ended September 30, 2016.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts payable and accrued liabilities, and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments. All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

H/CELL ENERGY CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2016 AND 2015 (UNAUDITED)

Net Income (Loss) Per Common Share

The Company computes basic net income (loss) per share by dividing net income (loss) per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic and diluted loss per share excludes potentially dilutive securities because their inclusion would be anti-dilutive. Potentially-dilutive securities excluded from the computation of basic and diluted net loss per share for the quarter ended September 30, 2016 are as follows:

September 30, 2016

Options to purchase common stock	1,000,000
Totals	1,000,000

3.	RELATED PARTY TRANSACTIONS

The Company’s current office space consists of approximately 800 square feet, which is donated to it from one of its executive officers. There is no lease agreement and the Company pays no rent.

Effective February 4, 2016, the Company sold 526,316 shares of common stock to Reza Enterprises, Inc., an entity beneficially owned by Rezaul Karim. In connection with, and as a condition of closing, the Company agreed to appoint Rezaul Karim to its Board.

In June 2016, the Company entered into a contract with Rezaul Karim, one of its directors, for the installation of an HC-1 system. As a result of recent project changes by the customer, the system installation is expected to commence in late 2016, with revised permits expected to be submitted in October. The Company intends to subcontract the installation of the system to Renewable Energy Holdings LLC (“REH”), a company owned by Mike Strizki, one of the Company’s executive officers. James Strizki, one of the Company’s executive officers and director, is vice president of operations at REH.

The Company has entered into agreements to indemnify its directors and executive officers, in addition to the indemnification provided for in the Company’s articles of incorporation and bylaws. These agreements, among other things, provide for indemnification of the Company’s directors and executive officers for certain expenses (including attorneys’ fees), judgments, fines and settlement amounts incurred by any such person in any action or proceeding, including any action by or in the right of the Company, arising out of such person’s services as a director or executive officer of the Company, any subsidiary of the Company or any other company or enterprise to which the person provided services at the Company’s request. The Company believes that these provisions and agreements are necessary to attract and retain qualified persons as directors and executive officers.

4.	STOCK OPTIONS AWARDS AND GRANTS

There is not a viable market for the Company’s common stock to determine its fair value, therefore management is required to estimate the fair value to be utilized in the determining stock-based compensation costs.  In estimating the fair value, management considered recent sales of its common stock to independent qualified investors. Considerable management judgment is necessary to estimate the fair value.  Accordingly, actual results could vary significantly from management’s estimates

On March 10, 2016, the Company’s Board of Directors approved the 2016 Incentive Stock Option Plan (the “2016 Plan”). The Plan provides for the issuance of options to purchase up to 2,500,000 shares of the Company’s common stock to officers, directors, employees and consultants of the Company. Under the terms of the Plan the Company may issue Incentive Stock Options as defined by the Internal Revenue Code to employees of the Company only and non-statutory options. The Board of Directors of the Company determines the exercise price, vesting and expiration period (not to exceed 10 years) of the grants under the Plan. However, the exercise price of an Incentive Stock Option should not be less than 110% of fair value of the common stock at the date of the grant for a 10% or more stockholder and 100% of fair value for a grantee who is not 10% stockholder. The fair value of the common stock is determined based on quoted market price or in absence of such quoted market price, by the Board of Directors in good faith.

H/CELL ENERGY CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2016 AND 2015 (UNAUDITED)

As of September 30, 2016, the Company granted an aggregate of 1,000,000 non-statutory options to a director and key employees.

A summary of the stock option activity and related information for the 2016 Plan from August 17, 2015 (date of inception) to September 30, 2016 is as follows:

Weighted- Average
		Weighted-	Remaining
	Shares	Average Exercise Price	Contractual Term	Aggregate Intrinsic Value
Outstanding at August 17, 2015 (date of inception)	-
Grants	-
Exercised	-
Canceled	-
Outstanding at December 31, 2015	-
Grants	1,000,000	$0.01	5.00	$385,833
Exercised	-
Canceled	-
Outstanding at September 30, 2016	1,000,000	$0.01	4.44	$385,833

Vested and expected to vest at September 30, 2016	1,000,000	$0.01	4.44	$385,833
Exercisable at September 30, 2016	1,000,000	$0.01	4.44	$385,833

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s estimated market stock price of $0.3958 as of September 30, 2016, which would have been received by the option holders had those option holders exercised their options as of that date.

Option valuation models require the input of highly subjective assumptions. The fair value of stock-based payment awards was estimated using the Black-Scholes option model with a volatility figure derived from an index of historical stock prices of comparable entities until sufficient data exists to estimate the volatility using the Company’s own historical stock prices. Management determined this assumption to be a more accurate indicator of value.

The Company accounts for the expected life of options based on the contractual life of options for non-employees and for non-statutory options granted to employees. For incentive options granted to employees, the Company accounts for the expected life in accordance with the “simplified” method, which is used for “plain-vanilla” options, as defined in the accounting standards codification. The risk-free interest rate was determined from the implied yields of U.S. Treasury zero-coupon bonds with a remaining life consistent with the expected term of the options.  The fair value of stock-based payment awards during the six months ended June 30, 2016 was estimated using the Black-Scholes pricing model.

During the nine months ended September 30, 2016, the Company granted an aggregate of 1,000,000 options to purchase shares of the Company’s common stock in connection with the services rendered at the exercise price of $0.01 per share for a term of five years, vesting immediately, and have approximate fair value of $387,450.

H/CELL ENERGY CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2016 AND 2015 (UNAUDITED)

The fair value of the granted options for the nine months ended September 30, 2016 was determined using the Black Scholes option pricing model with the following assumptions:

Dividend yield:	-0-%
Volatility	88.44%
Risk free rate:	1.45%
Expected life:	5 years
Estimated fair value of the Company’s common stock	$0.3958

The following table presents information related to stock options at September 30, 2016:

Options Outstanding		Options Exercisable
Weighted
		Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$0.01	1,000,000	4.44	1,000,000

The fair value of all options vesting during the nine months ended September 30, 2016 of $387,450 was charged to current period operations.  As of September 30, 2016, there was no unrecognized compensation expense.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect Management's current views with respect to future events and financial performance. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue,” or similar words. Those statements include statements regarding the intent, belief or current expectations of us and members of our management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission. Important factors currently known to Management could cause actual results to differ materially from those in forward-looking statements. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. We believe that our assumptions are based upon reasonable data derived from and known about our business and operations. No assurances are made that actual results of operations or the results of our future activities will not differ materially from our assumptions. Factors that could cause differences include, but are not limited to, expected market demand for our products, fluctuations in pricing for materials, and competition.

Business Overview

We were formed in August 2015 to expand upon the successful implementation of a solar hydrogen energy system used to completely power a residence or commercial property with clean energy so that it can run independent of the utility grid and also provide energy to the utility grid for monetary credits. This unique system uses renewal energy as its source for hydrogen production. We believe that it is a revolutionary green-energy concept that is safe, renewable, self-sustaining and cost effective.

There are great benefits to hydrogen energy. The use of hydrogen as a fuel produces no carbon dioxide or other greenhouse gases. Unlike fossil fuels, the only emissions from hydrogen fuel are chemically pure water and oxygen. Hydrogen can be extracted from water using renewable energy from the sun and unlike batteries, hydrogen energy can be stored indefinitely. There is no drilling, fracking or mining required to produce hydrogen energy. We believe it is safe and efficient, and the cleanest energy source on the planet.

We have succeeded in developing a hydrogen energy system designed to create electricity that is generated by renewable solar energy. We call the solar hydrogen energy system the HC-1. The HC-1 system functions as a self-sustaining renewable energy system. It can be configured as an off grid solution for all your electricity needs or it can be connected to the grid to generate energy credits. Its production of hydrogen is truly eco-friendly, as it is not produced by the use of fossil fuels. It is a system comprised of solar modules, inverters, batteries, a hydrogen generator, a fuel cell and a hydrogen storage tank.

When there is solar power, the solar modules produce renewable energy that is collected through a solar inverter, which charges a bank of batteries through a battery inverter. After the batteries are fully charged, the excess electricity is then combined with water through a hydrogen generator that extracts the hydrogen from the water in a gasified state, which is safely transferred to the hydrogen tank and stored for later use. If the tank is full, excess electricity is sent from the batteries through the battery inverter to the utility grid, which results in energy credits for the system owner.

The HC-1 system is connected to the residential or commercial property through the inverters. The electricity is always provided by the charged batteries. If there is no solar power to charge the batteries, the system keeps the batteries fully charged by using hydrogen stored in the tank, which processed through a fuel cell, creates the electricity. As the system is able to produce hydrogen, that keeps the hydrogen tank full, it provides a continuous supply of clean energy and sustainability that is independent from the grid.

Each HC-1 system is custom designed to accommodate the electrical loads for an end user. The system is completely scalable. Typically, one HC-1 standard system configuration with a solar modules and a large tank for hydrogen storage can provide 40 kWh per day, which is the average amount of electricity utilized by homes in the U.S. If the customer is connected to the electric grid, energy production that is converted to hydrogen in excess of the amount stored in the hydrogen tank is transferred to the local electric company, creating energy credits.

If a customer wishes to connect our system to the electrical grid in order to generate renewable energy credits, the customer needs to obtain interconnection agreements from the applicable local primary electricity utility. In our experience, there has not been any cost involved in obtaining an interconnection agreement, but as the requirements are determined on a local basis, it may be possible that some nominal costs are involved in connection with the process. If the customer obtains an interconnection agreement, once the HC-1 system is operational, the HC-1 system end user can eliminate their electric bill and, if in a permissible state, can begin generating SRECs. In certain states, an end user receives one SREC for each 1,000 kWh produced through renewal energy. The customer sells these SRECs to a broker who in turn sells the credits to a utility company so that the utility company can demonstrate their compliance with the regulatory obligations to reduce greenhouse gas emissions. The price per SREC can vary depending on supply and demand, but on average, SRECs sells for $250. Many other states that may not offer an SREC program, do offer other cash incentives for renewable energy systems.

Current Operating Trends

Currently, our employees are licensed to install our HC-1 systems in the State of New Jersey. We intend to aggressively grow our business, both organically and through strategic acquisitions. We intend to acquire companies with licensed contractors in various states and regions, which will allow us to expand the territories in which we can install our systems. These acquired companies will also provide us with a consistent revenue stream, a customer base for marketing our HC-1 systems and technicians. Initially, we intend to focus on states or countries whose government supports a regulatory standard requiring its utility companies to increase their production of energy from renewable energy sources. These governments have established various incentives and financial mechanisms to accelerate and promote the use of renewable energy sources. Currently, many states comply with regulatory standards including New Jersey, Massachusetts, Pennsylvania, Maryland, Ohio, Delaware, North Carolina, Virginia, Kentucky, West Virginia, Michigan, Indiana, Illinois as well as the District of Columbia. In addition, countries such as the United Kingdom, Australia, Italy, Poland, Sweden, Belgium and Chile have adopted regulatory standards. The list is expanding each year.

We have received requests for and provided quotations on the cost for our HC-1 systems and believe that we will design and install 12 hydrogen energy systems over the next 18 months. We signed our first contract in June 2016 for the installation of our first HC-1 system. The contract was with Rezaul Karim, one of our directors. As a result of recent project changes by the customer, the system installation is expected to commence in late 2016, with revised permits expected to be submitted in October. We currently receive approximately 30 inquiries a month from potential customers and have two quotes currently outstanding, which are in addition to the one existing contract discussed above. In addition, all leads are coming from word of mouth, and we anticipate that as we start to market our services, that will lead to more potential customers. Other than the existing contract, no inquiries or outstanding quotes are from or with related parties.

We are also searching for suitable acquisition targets that will complement our services, create revenue production, allow us to expand our sales and technical staff and provide us with a larger customer base to pursue with greater geographic coverage. As of the date of this quarterly report, we have no written agreements or understandings to acquire any companies and no assurances can be given that we will identify or successfully acquire any other companies.

Results of Operations

For the Nine Months Ended September 30, 2016 and the period August 17, 2015 (date of inception) to September 30, 2015

Revenue and Cost of Revenue

We had $1,500 of revenue and $1,500 for cost of revenue during the nine months ended September 30, 2016. This was related to a land survey for our first HC-1 installation project as discussed above. We had no revenue or cost of revenue for the period August 17, 2015 (date of inception) to September 30, 2015.

General and Administrative Expenses

During the nine months ended September 30, 2016, our general and administrative expenses were $529,764. We granted an aggregate of 1,000,000 options to purchase our common stock in connection with the services rendered, at the exercise price of $0.01 per share for a term of five years, vesting immediately, and having a fair value of $387,450. Research and development expenses were $2,000 for improvements to our HC-1 system. Professional fees of $112,588 consisted of legal and accounting fees incurred in connection with capital raising activities and audit related expenses. Consulting/dues and subscription fees were $10,696, which pertained to EDGAR fees, an application fee to the OTC Markets, Inc., along with miscellaneous annual business subscriptions and renewals. We incurred $15,965 of travel and entertainment, business meals, investor relations and promotional expenses related to potential customer site visits along with a promotional Earth Day Texas event in Dallas, Texas. We incurred a New Jersey state tax of $509. In addition, we incurred $54 of office supplies and postage, bank fees of $52 and depreciation of $450.

During the period August 17, 2015 (date of inception) to September 30, 2015, our general and administrative expenses were $275, which was related to office supplies.

Net Loss

As a result of the foregoing, we had a net loss of $529,764 for the nine months ended September 30, 2016 and a net loss of $275 for the period August 17, 2015 (date of inception) to September 30, 2015.

Liquidity and Capital Resources

As of September 30, 2016, we had working capital of $349,516, comprised of cash and cash equivalents. We had no current liabilities at September 30, 2016. For the nine months ended September 30, 2016, we used $144,264 of cash in operating activities, which represented our net loss of $529,764 and $2,400 of changes in accounts payable, offset by $450 of depreciation and $387,450 of stock-based compensation. For the nine months ended September 30, 2016, we had $444,580 of net cash provided by financing activities, which represented $450,000 of proceeds through the sale of shares of common stock, offset by $5,420 due to stockholders. We did not have any cash used in investing activities for the nine months ended September 30, 2016.

Cash used in operations for the period August 17, 2015 (date of inception) to September 30, 2015 was $0, which represented our net loss of $275, which was offset by $275 of changes in accounts payable and accrued expenses. For the period August 17, 2015 (date of inception) to September 30, 2015, we had cash from financing activities of $400 from the sale of shares of common stock. We did not have any cash used in investing activities for the period August 17, 2015 (date of inception) to September 30, 2015.

We expect to incur losses from operations for the near future. We expect to incur expenses related to compliance for being a public company and travel related to visiting potential customer sites. We expect that our general and administrative expenses will increase in the future as we expand our business development, add infrastructure and incur additional costs related to being a public company, including incremental audit fees, investor relations programs and increased professional services.

Our future capital requirements will depend on a number of factors, including the progress of our sales and marketing of our services, the timing and outcome of potential acquisitions, the costs involved in operating as a public reporting company, the status of competitive services, the availability of financing and our success in developing markets for our services. When we enter into contacts with customers, they will be required to make payments in tranches, including a payment after a contract is executed but prior to commencement of the project. We believe our existing cash, together with revenue generated by future projects under tranche payment plans, will be sufficient to fund our operating expenses and capital equipment requirements for at least the next 12 months.

We presently do not have any available credit, bank financing or other external sources of liquidity. Due to our brief history and historical operating losses, our operations have not been a source of liquidity. We may need to obtain additional capital in order to expand operations and fund our activities. Future financing may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. Even if we are able to raise the funds if required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we may be required to delay, reduce the scope of or eliminate our marketing and business development services.

December 2015 Private Placement

On December 29, 2015, we sold 105,263 shares of common stock to one accredited investor for gross proceeds of $50,000.

February 2016 Private Placement

Effective February 4, 2016, we sold 526,316 shares of common stock to one accredited investor for gross proceeds of $200,000.

June 2016 Private Placement

Effective June 16, 2016, we sold 500,000 shares of common stock to 52 accredited investors for gross proceeds of $250,000.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect our reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses and stock-based compensation. We based our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the reported amounts of revenues and expenses that are not readily apparent from other sources. Actual results may differ from these estimates.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Cash and Cash Equivalents

Cash and cash equivalents includes cash in bank and money market funds as well as other highly liquid investments with an original maturity of three months or less.

Website Development Costs

In accordance with FASB Accounting Standards Codification (“ASC”) 350, Website Development Costs, website development is segregated into three stages or activities. During the initial, or planning stage, all related costs are expensed as incurred. The second phase is the development of the site, which include costs incurred for web application and infrastructure, as well as graphics development. Costs incurred during the second phase are capitalized and then amortized when the website is ready for its intended use. Stage three consists of costs incurred for post-implementation work, such as security, training and administration. Such costs incurred during this phase are expensed as incurred. Expenditures for additional upgrades and features once the website is launched are capitalized if the upgrades and enhancements furnish additional functionality; otherwise, such costs are expensed as incurred.

Website development costs which have been capitalized will be amortized, using the straight-line method, over an estimated useful life of five years, commencing when the site is launched.

Research and Development Costs

Research and development costs are expensed as incurred. These costs consist primarily of consulting fees, salaries and direct payroll related costs.

Stock-Based Compensation

We measure the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on vesting dates and interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period.

As of September 30, 2016, we had 1,000,000 options outstanding to purchase shares of common stock, of which all were vested.

As of December 31, 2015, we had -0- options outstanding to purchase shares of common stock.

Recent Accounting Pronouncements

On June 19, 2014, we adopted the amendment to (Topic 718) Stock Compensation: Accounting for Share-Based Payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The amendment for accounting for share based payments, when an award provides that a performance target that affects vesting could be achieved after an employee completes the requisite service period shall be accounted for as a performance condition. The performance target shall not be reflected in estimating the fair value of the award at the grant date, and compensation cost shall be recognized in the period in which it becomes probable that the performance target will be achieved and will represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost shall be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period shall reflect the number of awards that are expected to vest and shall be adjusted to reflect the awards that ultimately vest. We do not believe the accounting standards currently adopted will have a material effect on the accompanying condensed financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606). This ASU provides guidance for revenue recognition and affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry specific guidance. The standard’s core principle is the recognition of revenue when a company transfers promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers” (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 to fiscal years beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted for fiscal years beginning after December 15, 2016. We are currently evaluating the method and impact the adoption of ASU 2014-09 will have on our consolidated financial statements and disclosures.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” this Update as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). The Board received feedback that having different balance sheet presentation requirements for debt issuance costs and debt discount and premium creates unnecessary complexity. Recognizing debt issuance costs as a deferred charge (that is, an asset) also is different from the guidance in International Financial Reporting Standards (IFRS), which requires that transaction costs be deducted from the carrying value of the financial liability and not recorded as separate assets. Additionally, the requirement to recognize debt issuance costs as deferred charges conflicts with the guidance in FASB Concepts Statement No. 6, Elements of Financial Statements, which states that debt issuance costs are similar to debt discounts and in effect reduce the proceeds of borrowing, thereby increasing the effective interest rate. Concepts Statement 6 further states that debt issuance costs cannot be an asset because they provide no future economic benefit. To simplify presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. We are currently evaluating the effects of adopting this ASU, if it is deemed to be applicable.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not a party to any material legal proceedings or claims.

Item 1A. Risk Factors

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document

101 SCH	XBRL Taxonomy Extension Schema Document

101 CAL	XBRL Taxonomy Calculation Linkbase Document

101 LAB	XBRL Taxonomy Labels Linkbase Document

101 PRE	XBRL Taxonomy Presentation Linkbase Document

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H/CELL ENERGY CORPORATION

Date: October 25, 2016	By:	/s/ ANDREW HIDALGO
Andrew Hidalgo
Chief Executive Officer (Principal Executive Officer)

Date: October 25, 2016	By:	/s/ MATTHEW HIDALGO
Matthew Hidalgo
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

