Form 10-K
period 2016-12-31
H/Cell Energy Corp
filed 2017-03-24
CIK 1676580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

Commission File Number 333-212315

H/CELL ENERGY CORPORATION

(Exact name of registrant as specified in its charter)

Nevada		47-4823945
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)

97 River Road Flemington, New Jersey	08822	(908) 837-9097
(Address of principal executive office)	(Zip Code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There was no aggregate market value of the voting common stock held by non-affiliates as of June 30, 2016, as our common stock was not publicly traded at that time.

As of March 22, 2017, there were 6,941,579 shares of registrant’s common stock outstanding.

PART I

ITEM 1 - BUSINESS

This Annual Report on Form 10-K (including the section regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-K. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our Management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risks Factors” below, as well as those discussed elsewhere in this Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the Securities and Exchange Commission (“SEC”). You can read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Overview

The Company was formed in August 2015 to expand upon the successful implementation of a solar hydrogen energy system used to completely power a residence or commercial property with clean energy so that it can run independent of the utility grid and also provide energy to the utility grid for monetary credits. This unique system uses renewal energy as its source for hydrogen production. We believe that it is a revolutionary green-energy concept that is safe, renewable, self-sustaining and cost effective. The hydrogen house concept began as a non-profit organization, The Hydrogen House Project, which was founded by Michael Strizki, our Chief Technology Officer. The organization successfully completed four hydrogen house projects, and we are now making the technology available to the general public.

Market Potential

According to the International Energy Agency, renewable energy will represent the largest single source of electricity growth over the next five years. During that time, the share of renewable energy in global power generation will rise to over 26% by 2020 from 22% in 2013. By 2020, the amount of global electricity generation coming from renewable energy will be higher than today’s combined electricity demand of China, India and Brazil. This rapid growth in the use of renewable energy is led by continued expansion in renewable energy technology, the need to lessen dependency on fossil fuel energy, grid-based vulnerabilities and the battle against global warming. According to the U.S. Energy Information Administration, renewable sources of energy accounted for about 10% of total U.S. energy consumption and 13% of electricity generation in 2014. In 2014, approximately $34 billion was spent on renewable energy production in the U.S. alone.

As we are one of the first providers of a hydrogen energy system for residential housing, we are creating this new market within the renewable energy sector. As a result, there is no expectation or basis for any projections of the future of this market. Since the market did not exist previously, there can only be growth, not a decline, and we are, through the use of these statistics, showing that there is a significant market opportunity for hydrogen energy in the renewable energy sector. While the statistics show that there is expected to be a significant growth in renewable energy market, we cannot provide any assurances as to how much, if any, of this market, we will be able to capture.

Technology Overview

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

In the past, there have been significant obstacles to commercializing hydrogen energy. The most significant being the need to reduce the cost of the production of hydrogen. No matter how productive an energy source may be, it will not be widely adopted if it is prohibitively expensive. As shown in the chart below, the cost of technology required to convert hydrogen gas to electricity has come down significantly over the last 10 years. As technology advances, the cost will continue to decline, making hydrogen energy more affordable.

Decline in Cost of Technology for a Standard System between 2006 and 2016

Component	Cost in 2006	Cost in 2016	Cost Savings
Hydrogen Generator	$25,000	$9,000	$16,000
Fuel Cell	$22,000	$7,000	$15,000
Solar Panels (40 275 watt panels)	$44,000 ($4.00 per watt)	$7,700 ($0.70 per watt)	$36,300
TOTAL:	$91,000	$23,700	$67,300

In addition to the cost, another challenge involves obtaining zoning and permits to install the system. Each local and state municipality needs to approve the installation. There are no special licenses or permits that are required for a client to store hydrogen on their property. The only permits that are required in connection with a hydrogen energy system are the basic building permits that are required by each town/city/municipality or county in connection with home improvement projects. In connection with the permitting process, we must adhere to safety guidelines involving the safe installation of hydrogen, which are the (i) Occupational Safety and Health Administration’s standards for the storage or delivery of hydrogen gas, and (ii) National Renewable Energy Laboratory’s stationary and portable fuel cells systems codes and standards. We have obtained all zoning and licensing permits for its prior installations, and we believe that such existing documentation will be used for future approvals.

As well, for many people, hydrogen is a new form of energy that needs to be explained and documented, so we need to educate potential customers and overcome any resistance to adoption of new technology. There is also a misperception about hydrogen gas and its storage. There are no additional safety concerns when it comes to the storage of hydrogen gas, as it is similar to storing propane, another gas that is flammable but is in wide use and actively stored in tanks. As more installations are completed, we believe these challenges will become less restrictive.

The HC-1 System

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

For an HC-1 system installation, the battery inverters and batteries are placed in the interior of the house or building. The hydrogen generator, fuel cell, electronics, pipes and tubing are kept in an outdoor enclosure near the house or building. The solar modules and solar inverters are outdoors and can be configured on the house or building or on land depending on available space. The hydrogen tank is typically underground but can be placed above ground, if necessary.

4

Solar Modules and Racking	Solar Inverters	Battery Inverters

Batteries and Enclosure	HC-1 Outdoor Enclosure	Hydrogen Generator

Fuel Cell	Hydrogen Tank	Hydrogen Tank Connected

Standard System Configuration

While the HC-1 system is completely scalable up or down, outlined below is the standard system configuration for a residential installation.

Power Specifications:

●	12,000 watts of electric solar power

●	1,200 ampere hour (AH) 48v battery pack power

●	1,100 watts of hydrogen fuel cell power

Component Specifications:

●	(40) 320 watt solar modules and racking

●	(2) 6,000 watt solar inverters

●	(24) 400 AH 6v valve regulated lead acid batteries

●	(2) 6,000 watt off grid battery inverters

●	(1) battery combiner and enclosure

●	(1) 1,100 watt hydrogen fuel cell

●	(1) H2 To Go hydrogen generator 600/cc @ 250 psi

●	(1) communications controller, card and interface

●	(1) outdoor enclosure

●	(1) 1,000 gallon hydrogen storage tank

We do not manufacture any of the components of our HC-1 system. All components are purchased from various suppliers. We do not have any formal relationships with any suppliers as all of the components are readily available off-the-shelf from a number of various suppliers. As such, when we need to obtain components, we are able to source such components at that time and at the best available price.

Each project is customized to meet the particular needs of the client. Various factors, including the size of the residence, the amount of electricity needed to be generated and the amount and intensity of solar availability, all impact the price charged on a project. We anticipate that the anticipated range of prices for a hydrogen energy system is expected to be between $35,000 and $200,000.

Cost Savings

We believe that the HC-1 system has the potential to generate an excellent return on investment over time. However, we acknowledge that the initial cost of adopting a hydrogen energy system today is a significant hurdle for potential customers, as the short-term costs of electricity produced by fossil fuels is significantly cheaper to a customer than from our system, as we anticipate it will take approximately eight and one-half years before a customer has an overall net gain from our system.

For example, according to the Bureau of Labor and Statistics, the average cost in the New York/New Jersey area is 19.1 cents per kWh for the supply of electricity. An average customer in the State of New Jersey using 40 kWh per day spends approximately $300 per month on their electric bill, which includes the cost of the supply of electricity, the costs by the local utility company for the delivery of the electricity and taxes. It would cost the customer approximately $100,000 to buy our hydrogen energy system to provide that same amount of electricity. The owner received a 30% investment tax credit from the federal government for the installation of the renewable energy system. That tax credit results in a savings of $30,000, bringing the cost of the system down to $70,000.

The $300 monthly average electricity bill is eliminated, resulting in annual savings of $3,600, as the system produces all the electricity needed and also generates excess electricity that the system will generate about 18 SRECs per year. Those 18 SRECs are sold for approximately $4,500. As a result, the $70,000 HC-1 system will be repaid to the user in approximately 8.6 years, as the user is achieving annual savings of $8,100. Our calculation of cost savings assumes that the customer has purchased the system outright and not financed the purchase and does not include any maintenance costs that may be required in connection with the system. Further benefits include having a clean renewable energy source that protects our environment, lessening dependence on the aging grid and allowing for a backup power generation system if the grid malfunctions from a natural disaster or cyber-attack.

To date, there have been minimal maintenance costs for the hydrogen electric systems built, averaging less than $300 per year. In addition, there is a minimal amount of water required, no more than five gallons annually to keep the standard system replenished. The estimated life span of the system has not yet been determined at this time, as it is a relatively new application of the technology, but the first system was installed over 10 years ago and continues to properly operate.

The calculation of the number of SRECs generated each year is based upon historical results from the hydrogen electric system built to date. However, we have a very limited sample size, which may not be meaningful or accurate for all potential customers. As we are in our early stage of development with our systems, the potential cost savings may not be proven and we cannot provide any assurances to potential customers that they will achieve cost savings in the future, if at all. In addition, our calculations assume that the price of electricity remains relatively stable. If the price of electricity decreases, then it will take longer for a user to see savings from our system, and if the price of electricity increases, then a user should see savings in a shorter than anticipated timeframe.

Consulting and Installation Services

We will manage all projects directly and will be involved in all aspects of energy infrastructure build-out utilizing existing staff and subcontractors. We provide customers with an initial consultation free of charge, whereby we will review the customer’s location and utility bills to understand their historical energy consumption. We will then generate a proposal outline, indicating what type of system they will need, and what potential tax credits and energy credits they will be entitled to with our HC-1 system.

If the customer wishes to proceed, we are paid $5,000 to conduct a feasibility study, which involves:

●	Determining what government authorizations are required to proceed;

●	Determining what zoning regulations apply to the project site;

●	Designing site plans and determining what site permits are required;

●	Conducting an energy audit;

●	Providing the preliminary system design and drawings; and

●	Drafting of the project contract.

Upon execution of the final contract, and payment of the initial fee, we initiate the system installation, which involves.

●	Assignment of the project manager;

●	Completed photovoltaic design with signed and sealed drawings;

●	Completed electrical distribution and interconnection design with signed and sealed drawings;

●	Execution and filing of all local construction permits and fees on behalf of the system end user;

●	Completed public utility interconnection applications;

●	Submission of all construction liability and professional liability insurance forms;

●	Confirmation of safety compliance;

●	Site preparation for implementation;

●	System installation, completion of all cabling, system start-up, testing and commissioning;

●	Site restoration; and

●	Preparation of closeout documents with as-built drawings and photos.

All project work is performed to specifications that meet local utility requirements as well as domestic and international building codes. Once the system is operational, we remotely receive data to monitor its performance and energy efficiency to confirm the system is functioning as expected. We will also provide any additional maintenance required at standard labor rates. We provide a standard one year warranty on our workmanship. Each of the components has a manufacturer’s warranty that is at least one year in duration. If components need to be replaced after the one year workmanship warranty, we will secure replacement components, under warranty if possible, and we will install at our standard labor rates.

Growth Strategy

Currently, our employees are licensed to install our HC-1 systems in the State of New Jersey. We intend to aggressively grow our business, both organically and through strategic acquisitions. We intend to acquire companies with licensed contractors in various states and regions, which will allow us to expand the territories in which we can build our systems. These acquired companies will also provide us with a consistent revenue stream, a customer base for marketing our HC-1 systems and technicians.

Pride Subsidiary

On January 31, 2017, we entered into a share exchange agreement (the “Exchange Agreement”) with The Pride Group (QLD) Pty Ltd., an Australian corporation (“Pride”), Turquino Equity LLC (“Turquino”) and Stephen Paul Mullane and Marie Louise Mullane as Trustees of the Mullane Family Trust (together with Turquino, the “Pride Shareholders”). Pursuant to the Exchange Agreement, we acquired all of the issued and outstanding capital stock of Pride from the Pride Shareholders in exchange for an aggregate of 3,800,000 shares of our common stock. Andrew Hidalgo and Matthew Hidalgo, our Chief Executive Officer and Chief Financial Officer, respectively, are each a managing partner of Turquino.

Pride sells, designs, installs and maintains a variety of technology products in the security systems market, including commercial alarm systems, access control, video surveillance, CCTV (closed circuit television)/MATV (master antenna television) systems, biometric technology, audio/visual systems, nurse call systems and public announcement systems. Pride also provides programs for annual maintenance of its products and systems. The division generates approximately half of its revenue from government contracts and the other half from the commercial sector. Pride has recurring annual maintenance revenue of close to AUD $2 million. Pride is a certified security systems integrator for the Queensland Government and has various government contracts in place for installation, maintenance and project services. Pride also works with a number of general contractors as a subcontractor for security systems integration.

Pride Energy Systems is Pride’s clean energy division, which sells, designs, installs and maintains a variety of technology services in the clean energy market, including audits of energy consumption, review of energy and tax credits available, feasibility studies, solar/battery energy system design, zoning and permitting analysis, site design/preparation and restoration, system startup, testing and commissioning and maintenance. The division has just begun to bid for clean energy systems and is focused on the residential, commercial and government sectors. The division is able to utilize the many contacts established in the security systems division.

Australia presents a significant opportunity for us. According to The Clean Energy Australia Report of 2015, renewable energy provided 14.6 % of Australia’s electricity in 2015, enough to provide power for the equivalent of approximately 6.7 million average homes. This was up from the 13.5 % of electricity from renewable energy the year before. The combination of Australia’s dry climate and latitude is an ideal environment for solar energy production. One in five residential households are turning to solar energy for their electricity needs. Since the Australian outback and outlying islands near Australia having minimal and costly access to the grid, our renewable energy systems are an attractive option.

Completed Projects

As previously mentioned, the hydrogen house concept began as a non-profit organization that completed four hydrogen house projects. Outlined below are descriptions of two of these installations.

Strizki Property, Hopewell, NJ

This was the first solar hydrogen energy system installed in North America. Completed in 2006, the installation is comprised of land-based and roof-based solar modules, 10 above ground tanks each holding 1,000 gallons of gasified hydrogen, six inverters, 48 6v batteries, a hydrogen generator and a fuel cell. At the time, the cost of this system was $185,000 due to the additional solar modules, storage tanks, inverters and batteries, which have all since, come down in price. This 2,800 square foot home can operate completely off the grid but is connected to the grid in order to generate energy credits. The home produces approximately $8,000 in SRECs per year.

De Tiberge Property, Pennington, NJ

This project was completed in 2015 and was comprised of land-based solar modules, one underground tank that holds 1,000 gallons of gasified hydrogen, four solar inverters, four battery inverters, 24 6v batteries, a hydrogen generator and a fuel cell. The sale price for the system was $185,000. The higher sales price reflects a larger solar module installation and multiple inverters. The system was purchased outright by the owner and included a 30% investment tax credit from the federal government. The dwelling is a 2,300 square foot home that had an average monthly electricity bill of $680. With the installation of the solar hydrogen energy system, the property generates approximately $9,000 in SRECs per year and saving approximately $8,000 per year as there is no electricity bill.

Competition

Given the increasing focus on renewable energy to offset the environmental problems caused by fossil fuels, the renewable energy industry is highly competitive, and rapidly evolving. Our major competitors include leading global companies, and other regional and local energy providers.

In the markets where we plan to conduct business, we will compete with many energy producers including electric utilities and large independent power producers. There is also competition from fossil fuel sources such as natural gas and coal, and other renewable energy sources such as solar and wind. The competition depends on the resources available within the specific markets. However, we believe that our unique system allows us to compete favorably with traditional utilities and other renewable energy systems in the regions we service.

Although the cost to produce clean, reliable, renewable energy is becoming more competitive with traditional fossil fuel sources, it generally remains more expensive to produce, and the reliability of its supply is less consistent than traditional fossil fuel. Deregulation and consumer preference are becoming important factors in increasing the development of renewable energy projects.

However, as a newly formed company, substantially all of our competitors have advantages over us in terms of greater operational, financial, technical, management or other resources in particular markets or in general. While hydrogen energy has certain advantages when compared to other power generating technologies, it is one of the newer and less established methods of renewable energy and therefore currently has less market acceptance.

Governmental Regulation

We are subject to laws and regulations affecting our operations in a number of areas. These U.S. and foreign laws and regulations affect the Company’s activities which include, but are not limited to, the areas of zoning, permitting, labor, advertising, consumer protection, real estate, billing, quality of services, intellectual property and ownership and infringement, tax, import and export requirements, anti-corruption, foreign exchange controls and cash repatriation restrictions, data privacy requirements, anti-competition, environmental, and health and safety. In the U.S., our operations are subject to stringent and complex federal, state and local laws and regulations governing the occupational health and safety of our employees and wage regulations. For example, we are subject to the requirements of the federal Occupational Safety and Health Act, as amended, or OSHA, and comparable state laws that protect and regulate employee health and safety. We expend resources to maintain compliance with OSHA requirements and industry best practices.

Regulatory Matters

If a customer wishes to connect our system to the electrical grid in order to generate renewable energy credits, the customer needs to obtain interconnection agreements from the applicable local primary electricity utility. Prior to an installation of the HC-1 system, on behalf of the customer, we will submit an interconnection application with the local public utility company to become a certified renewable energy generator. Approval of the application is based on a balance of historical consumption and the amount of renewable energy to be produced. In almost all cases, interconnection agreements are standard form agreements that have been pre-approved by the local public utility commission or other regulatory body with jurisdiction over interconnection. As such, no additional regulatory approvals are required once interconnection agreements are signed. In our experience, there has not been any cost involved in obtaining an interconnection agreement, but as the requirements are determined on a local basis, it may be possible that some nominal costs are involved in connection with the process.

Government Incentives

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

If the customer obtains an interconnection agreement from the applicable local primary electricity utility, once the HC-1 system is operational, the HC-1 system end user can eliminate their electric bill and, if in a permissible state, can begin generating SRECs. In certain states, an end user receives one SREC for each 1,000 kWh produced through renewal energy. The customer sells these SRECs to a broker who in turn sells the credits to a utility company so that the utility company can demonstrate their compliance with the regulatory obligations to reduce greenhouse gas emissions. The price per SREC can vary depending on supply and demand, but on average, SRECs sells for $250. Many other states, which may not offer an SREC program, as well as the Federal government, do offer other cash and tax incentives for renewable energy systems.

Employees

As of March 22, 2017, we had 45 full time employees, of which 40 work for Pride. We plan to hire employees on an as-needed basis. None of our employees are represented by a labor union, and we believe that our relations with our employees are good.

Item 1A. Risk Factors

Risks Related to Our Company and Our Business

We have a short operating history and have generated minimal revenue to date. This makes it difficult to evaluate our future prospects and increases the risk that we will not be successful.

We were incorporated in August 2015, have been operating for less than two years and have generated minimal revenue to date. No assurances can be given that we will generate any significant revenue in the future, if at all. As a result, we have a very limited operating history for you to evaluate in assessing our future prospects. Our inability to produce significant revenues in the near term may harm our ability to obtain additional financing and may require us to reduce or discontinue our operations. We are subject to all risks inherent in a developing business enterprise. Our likelihood of continued success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the services industry and the competitive and regulatory environment in which we operate. As a new industry, there are few established companies whose business models we can follow. Similarly, there is little information about comparable companies for potential investors to review in making a decision about whether to invest in the Company.

Potential investors should consider, among other factors, our prospects for success in light of the risks and uncertainties generally encountered by companies that, like us, are in their early stages. We may not successfully address these risks and uncertainties or successfully implement our operating strategies. If we fail to do so, it could materially harm our business to the point of having to cease operations and could impair the value of our common stock to the point investors may lose their entire investment.

For as long as we are an emerging growth company, we will not be required to comply with certain reporting requirements, including those relating to accounting standards and disclosure about our executive compensation, that apply to other public companies.

In April 2012, the Jumpstart Our Business Startups Act, or the JOBS Act, was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for “emerging growth companies,” including certain requirements relating to accounting standards and compensation disclosure. We are classified as an emerging growth company. For as long as we are an emerging growth company, which may be up to five full fiscal years, unlike other public companies, we will not be required to, among other things, (1) provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes Oxley Act of 2002, (2) comply with any new requirements adopted by the Public Company Accounting Oversight Board, or the PCAOB, requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (3) comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise, (4) provide certain disclosure regarding executive compensation required of larger public companies or (5) hold unit holder advisory votes on executive compensation.

Our services have never been provided on a mass market commercial basis, and we do not know whether they will be accepted by the market.

The market for residential or commercial properties to run on hydrogen energy is a relatively new concept and the extent to which its use will be widely adopted is uncertain. To date, we are only aware of four homes, which we installed, that have been successful with this technology, and that is not a large enough market to prove our concept. If our services are not accepted by the market our financial condition will be negatively impacted. The development of a successful market for our proposed operations and our ability to implement our business plan may be affected by a number of factors, many of which are beyond our control. If our proposed operations fail to gain sufficient market acceptance, our business plans, prospects, results of operations and financial condition will be negatively impacted.

If hydrogen energy technology is not suitable for widespread adoption at economically attractive rates of return or if sufficient additional demand for hydrogen energy systems does not develop or takes longer to develop than we anticipate, we may not achieve significant net sales and we may be unable to obtain or sustain profitability.

In comparison to fossil fuel-based electricity generation, the hydrogen energy market is at an early stage of development. If hydrogen technology proves unsuitable for widespread adoption at economically attractive rates of return or if additional demand for hydrogen energy systems fails to develop sufficiently or takes longer to develop than we anticipate, we may be unable to grow our business or generate sufficient net sales to obtain profitability. In addition, demand for hydrogen energy systems in our targeted markets may develop to a lesser extent than we anticipate. Many factors may affect the viability of widespread adoption of hydrogen energy technology and demand for hydrogen energy systems, including the following:

●	cost-effectiveness of the electricity generated by hydrogen energy systems compared to conventional energy sources, such as natural gas and coal (which fuel sources may be subject to significant price fluctuations from time to time), and other non-solar renewable energy sources, such as solar or wind;

●	performance, reliability, and availability of energy generated by hydrogen energy systems compared to conventional and other renewable energy sources and products, particularly conventional energy generation capable of providing 24-hour, non-intermittent baseload power;

●	success of other renewable energy generation technologies, such as solar, hydroelectric, tidal, wind, geothermal, and biomass;

●	fluctuations in economic and market conditions that affect the price of, and demand for, conventional and non-solar renewable energy sources, such as increases or decreases in the prices of natural gas, coal, oil, and other fossil fuels;

●	fluctuations in capital expenditures by end-users of renewable energy systems, which tend to decrease when the economy slows and when interest rates increase; and

●	availability, substance, and magnitude of support programs including government targets, subsidies, incentives, and renewable portfolio standards to accelerate the development of the hydrogen energy industry.

Our business currently depends on the availability of rebates, tax credits and other financial incentives. The expiration, elimination or reduction of these rebates, credits and incentives would adversely impact our business.

U.S. federal, state and local government bodies provide incentives to end users, distributors, system integrators and manufacturers of renewable energy systems like ours to promote renewable energy electricity in the form of rebates, tax credits and other financial incentives such as system performance payments, payments for renewable energy credits associated with renewable energy generation and the exclusion of renewable energy systems from property tax assessments. We rely on these governmental rebates, tax credits and other financial incentives to incentivize customers to buy our HC-1 systems. However, these incentives may expire on a particular date, end when the allocated funding is exhausted or be reduced or terminated as solar energy adoption rates increase. These reductions or terminations often occur without warning.

The federal government currently offers a 30% investment tax credit of qualified expenditures under Section 25D of the Internal Revenue Code, or the Federal ITC, for the installation of certain residential renewable energy systems, such as our HC-1 system. The credit will remain at 30% for projects that are placed in service by December 31, 2019, then decline to 26% for systems placed in service by December 21, 2020, and to 22% for systems placed in service by December 31, 2021. The credit is scheduled to expire effective January 1, 2022. This credit was previously scheduled to expire effective January 1, 2017, and there can be no assurances that it will be further extended, or if extended, that the amount of the tax credit will remain at the same levels.

Reductions in, eliminations of, or expirations of, governmental incentives could adversely impact our results of operations and ability to compete in our industry by increasing the overall cost of the HC-1 system to our customers, which would effectively reduce the size of our addressable market.

We rely on net metering and related policies to attract and incentivize customers to purchase our hydrogen energy systems.

Forty-one states, Washington, D.C. and Puerto Rico have a regulatory policy known as net energy metering, or net metering, available to new customers. Each of the states where we currently intend to provide our services and products has adopted a net metering policy. Net metering allows our customers to interconnect their hydrogen energy systems to the utility grid and offset their utility electricity purchases by receiving a bill credit at the utility’s retail rate for energy generated by their solar energy system that is exported to the grid in excess of the electric load used by the customers. At the end of the billing period, the customer simply pays for the net energy used or receives a credit at the retail rate if more energy is produced than consumed. Utilities operating in states without a net metering policy may receive hydrogen electricity that is exported to the grid when there is no simultaneous energy demand by the customer without providing retail compensation to the customer for this generation.

Our ability to sell our hydrogen energy systems and the electricity they generate may be adversely impacted by the failure to expand existing limits on the amount of net metering in states that have implemented it, the failure to adopt a net metering policy where it currently is not in place, the imposition of new charges that only or disproportionately impact customers that utilize net metering or reductions in the amount or value of credit that customers receive through net metering. Our ability to sell our HC-1 systems and our customers’ ability to sell the electricity they generate may also be adversely impacted by the unavailability of expedited or simplified interconnection for grid-tied hydrogen energy systems or any limitation on the number of customer interconnections or amount of hydrogen energy that utilities are required to allow in their service territory or some part of the grid. For example, in October 2015, the Hawaii Public Utilities Commission capped the state’s net metering program at existing levels, and in late-December 2015, the Nevada Public Utilities Commission effectively capped the state’s net metering program at existing levels and imposed additional monthly charges on customers who interconnect their renewable energy systems. In addition, utilities in some states, such as Arizona, have proposed imposing additional monthly charges on customers who interconnect renewable energy systems installed on their homes. If such charges are imposed, the cost savings associated with switching to hydrogen energy may be significantly reduced and our ability to attract future customers could be impacted.

Existing electric utility industry regulations, and changes to regulations, may present technical, regulatory and economic barriers to the purchase and use of hydrogen energy systems that may reduce demand for our hydrogen energy systems.

Federal, state and local government regulations and policies concerning the electric utility industry, utility rate structures, interconnection procedures, internal policies and regulations promulgated by electric utilities, heavily influence the market for electricity generation products and services. These regulations and policies often relate to electricity pricing and the interconnection of customer-owned electricity generation. In the United States, governments and utilities continuously modify these regulations and policies. These regulations and policies could deter potential customers from purchasing renewable energy, including our HC-1 systems. This could result in a reduction in potential demand for our hydrogen energy systems. In addition, depending on the region, electricity generated by our HC-1 systems would compete most effectively with higher priced peak-hour electricity from the electric grid, rather than the lower average price of electricity. Modifications to the utilities’ peak-hour pricing policies or rate design, such as a flat rate, would require us to lower the price of our hydrogen energy systems to compete with the price of electricity from the electric grid.

Future changes to government or internal utility regulations and policies that favor electric utilities could also reduce our competitiveness, cause a significant reduction in demand for our products and services, and threaten the economics of our existing energy contracts. For example, in October 2015, the Hawaii Public Utilities Commission capped the state’s net metering program at existing levels and net metering no longer is available to new customers. In late-December 2015, the Nevada Public Utilities Commission also effectively capped the state’s net metering program at existing levels and net metering no longer is available to new customers. In addition, Nevada’s new rules include significant additional monthly charges on customers who interconnect their solar energy systems, significant reduction in the amount of bill credit for energy generated by their solar energy system that is exported to the grid in excess of electric load used by customers, and application of the new rules to existing customers with solar energy systems.

Project development or construction activities may not be successful and proposed projects may not receive required permits or construction may not proceed as planned.

The development and construction of our proposed projects will involve various risks. Success in developing a particular project is contingent upon, among other things: (i) negotiation of satisfactory engineering, procurement and construction agreements; (ii) receipt of required governmental permits and approvals, including the right to interconnect to the electric grid on economically acceptable terms; (iii) payment of interconnection and other deposits (some of which may be non-refundable); and (iv) timely implementation and satisfactory completion of construction.

Successful completion of a particular project may be adversely affected by numerous factors, including: (i) delays in obtaining required governmental permits and approvals with acceptable conditions; (ii) unforeseen engineering problems; (iii) construction delays and contractor performance shortfalls; (iv) work stoppages; (v) cost over-runs; (vi) equipment and materials supply; (vii) adverse weather conditions; and (viii) environmental and geological conditions.

The hydrogen energy industry competes with both conventional power industries and other renewable power industries.

The hydrogen energy industry faces intense competition from companies in the energy industry, such as nuclear, natural gas and fossil fuels as well as other renewable energy providers, including solar, biomass and wind. Other energy sources may benefit from innovations that reduce costs, increase safety or otherwise improve their competitiveness. New natural resources may be discovered, or global economic, business or political developments may disproportionately benefit conventional energy sources. Governments may support certain renewable energy sources and not support hydrogen energy. If we cannot compete with the providers of other energy sources, it may materially and adversely affect our business, results of operations and financial condition.

To execute our overall business strategy, we will likely require additional working capital, which may not be available on terms favorable to us or at all. If additional capital is not available or is available at unattractive terms, we may be forced to delay, reduce the scope of or eliminate our operations.

We have an ambitious business plan for strong growth of our business, which will likely require us to raise additional financing to supplement our cash flows from operations to fully execute. We intend to use proceeds from our recent private placement to implement our business strategy. We believe that since we are now a public company, we will have a greater potential ability to issue stock in lieu of cash, including for acquisitions and employee retention.

We expect that we will require additional financing to execute our business strategy. To the extent we raise additional capital through the sale of equity securities, the issuance of those securities could result in dilution to our shareholders. In addition, if we obtain debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for our business activities. If adequate funds are not available, we may be required to reduce our marketing and sales efforts or reduce or curtail our operations.

There can be no assurance that if we were to need additional funds to meet obligations we have incurred, or may incur in the future, that additional financing arrangements would be available in amounts or on terms acceptable to us, if at all. Furthermore, if adequate additional funds are not available, we may be required to delay, reduce the scope of, or eliminate material parts of the implementation of our business strategy.

We face strong competition from other energy companies, including traditional and renewable providers.

Although we offer a unique solution, the energy provider business is competitive. Our competitors range in size from small companies to large multinational corporations. Our main competitors vary by region and energy services offered. We compete against other renewable energy providers that offer solar and wind, as well as traditional electricity providers. Almost all of our competitors have greater financial and other resources than we do and may be able to grow more quickly or better respond to changing business and economic conditions. Many of our competitors also have greater access to capital and we may not be able to compete successfully with them.

Our lack of diversification will increase the risk of an investment in us, and our financial condition and results of operations may deteriorate if we fail to diversify.

Our current business focuses primarily on one area of the renewable energy space, the hydrogen energy sector. Larger companies have the ability to manage their risk by diversification. However, we currently lack diversification, specifically in terms of the nature of our business. As a result, we will likely be impacted more acutely by factors affecting our industry and sector in which we operate, than we would if our business were more diversified, enhancing our risk profile.

If we fail to successfully introduce new products or services, we may lose market position.

New products, product improvements, line extensions or new services will be an important factor in our sales growth. If we fail to identify emerging technological trends, to maintain and improve the competitiveness of our existing products and services or to successfully introduce new products or services on a timely basis, we may lose market position.

The industry in which we operate has relatively low barriers to entry and increased competition could result in margin erosion, which would make profitability even more difficult to sustain.

Other than the technical skills required in our business, the barriers to entry in our business are relatively low. We do not have any intellectual property rights to protect our business methods and business start-up costs do not pose a significant barrier to entry. The success of our business is dependent on our employees, customer relations and the successful performance of our services. If we face increased competition as a result of new entrants in our markets, we could experience reduced operating margins and loss of market share and brand recognition.

Our failure to attract and retain engineering personnel or maintain appropriate staffing levels could adversely affect our business.

Our success depends upon our attracting and retaining skilled engineering personnel. Competition for such skilled personnel in our industry is high and at times can be extremely intense, especially for engineers and project managers, and we cannot be certain that we will be able to hire sufficiently qualified personnel in adequate numbers to meet the demand for our services. We also believe that our success depends to a significant extent on the ability of our key personnel to operate effectively, both individually and as a group. Additionally, we cannot be certain that we will be able to hire the requisite number of experienced and skilled personnel when necessary in order to service the number of contracts we may have at a particular time, particularly if the market for related personnel is competitive. Conversely, if we maintain or increase our staffing levels in anticipation of one or more projects and the projects are delayed, reduced or terminated, we may underutilize the additional personnel, which could reduce our operating margins, reduce our earnings and possibly harm our results of operations. If we are unable to obtain a sufficient number of contracts or effectively complete such contracts due to staffing deficiencies, our revenues may decline and we may experience continued losses.

Acquisitions involve risks that could result in a reduction of our operating results, cash flows and liquidity.

We currently intend to grow our business substantially by making strategic acquisitions, although we currently have no agreements to do so. However, we may not be able to identify suitable acquisition opportunities, or may be unable to complete such acquisitions. We may pay for acquisitions with our common stock or with convertible securities, which may dilute your investment in our common stock, or we may decide to pursue acquisitions that investors may not agree with. In connection with our acquisitions, we may also agree to substantial earn-out arrangements. To the extent we defer the payment of the purchase price for any acquisition through a cash earn-out arrangement, it will reduce our cash flows in subsequent periods. In addition, acquisitions may expose us to operational challenges and risks, including:

●	the ability to profitably manage acquired businesses or successfully integrate the acquired business’ operations and financial reporting and accounting control systems into our business;

●	increased indebtedness and contingent purchase price obligations associated with an acquisition;

●	the ability to fund cash flow shortages that may occur if anticipated revenue is not realized or is delayed, whether by general economic or market conditions, or unforeseen internal difficulties;

●	the availability of funding sufficient to meet increased capital needs;

●	diversion of management’s attention; and

●	the ability to retain or hire qualified personnel required for expanded operations.

Completing acquisitions may require significant management time and financial resources because we may need to assimilate widely dispersed operations with distinct corporate cultures. In addition, acquired companies may have liabilities that we failed, or were unable, to discover in the course of performing due diligence investigations. We cannot assure you that the indemnification granted to us by sellers of acquired companies will be sufficient in amount, scope or duration to fully offset the possible liabilities associated with businesses or properties we assume upon consummation of an acquisition. We may learn additional information about our acquired businesses that materially adversely affect us, such as unknown or contingent liabilities and liabilities related to compliance with applicable laws. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business.

Failure to successfully manage the operational challenges and risks associated with, or resulting from, acquisitions could adversely affect our results of operations, cash flows and liquidity. Borrowings or issuances of convertible securities associated with these acquisitions may also result in higher levels of indebtedness.

Liability claims could have a material adverse effect on our operating results.

We face an inherent business risk of exposure to liability claims arising from the alleged failure of our services, including the individual components in our systems. Any material uninsured losses due to liability claims that we experience could subject us to material losses. We could be required to redesign our services if they prove to be defective. We maintain insurance against liability claims, but it is possible that our insurance coverage will not continue to be available on terms acceptable to us or that such coverage will not be adequate for liabilities actually incurred. A successful claim brought against us in excess of available insurance coverage, or any claim that results in significant expense or adverse publicity against us, could have a material adverse effect on our business, operating results and financial condition.

We are dependent upon key personnel whose loss may adversely impact our business.

We rely heavily on the expertise, experience and continued services of our founders, especially Andrew Hidalgo, our Chief Executive Officer, President and Chairman of the Board, Mike Strizki, our Chief Technology Officer and the developer of the hydrogen house concept and James Strizki, our Executive Vice President of Technical Services. We currently do not have employment agreements with any of our executive officers and they are not restricted from leaving or competing against us. The loss of either of these individuals, or an inability to attract or retain other key individuals, could materially adversely affect us. We seek to compensate and motivate these individuals, as well as other personnel, through competitive cash and equity compensation, but there can be no assurance that these programs will allow us to retain key personnel or hire new key personnel. As a result, if any member of our key personnel were to leave, we could face substantial difficulty in hiring a qualified successor and could experience a loss in productivity while any such successor obtains the necessary training and experience.

Our resources may not be sufficient to manage our expected growth; failure to properly manage our potential growth would be detrimental to our business.

We may fail to adequately manage our anticipated future growth. Any growth in our operations could place a significant strain on our administrative, financial and operational resources, and increase demands on our management and on our operational and administrative systems, controls and other resources. We cannot assure you that our existing personnel, systems, procedures or controls will be adequate to support our operations in the future or that we will be able to successfully implement appropriate measures consistent with our growth strategy. As part of this growth, we may have to implement new operational and financial systems, procedures and controls to expand, train and manage our employee base, and maintain close coordination among our staff. We cannot guarantee that we will be able to do so, or that if we are able to do so, we will be able to effectively integrate them into our existing staff and systems.

If we are unable to manage growth effectively, such as if our sales and marketing efforts exceed our capacity to perform our services and maintain our products or if new employees are unable to achieve performance levels, our business, operating results and financial condition could be materially adversely affected. As with all expanding businesses, the potential exists that growth will occur rapidly. If we are unable to effectively manage this growth, our business and operating results could be negatively impacted. Anticipated growth in future operations may place a significant strain on management systems and resources. In addition, the integration of new personnel will continue to result in some disruption to ongoing operations. The ability to effectively manage growth in a rapidly evolving market requires effective planning and management processes. We will need to continue to improve operational, financial and managerial controls, reporting systems and procedures, and will need to continue to expand, train and manage our work force. Our success depends in part on our maintaining high quality customer service and any failure to do so could adversely affect our business, financial condition or results of operations.

Failure to properly manage projects may result in unanticipated costs or claims.

Our project engagements may involve large scale, highly complex projects. The quality of our performance on such projects depends in large part upon our ability to manage the relationship with our customers, and to effectively manage the project and deploy appropriate resources, in a timely manner. Any defects or errors or failure to meet customers’ expectations could result in claims for substantial damages against us. Our contracts generally limit our liability for damages that arise from negligent acts, errors, mistakes or omissions in rendering services to our customers. However, we cannot be sure that these contractual provisions will protect us from liability for damages in the event of litigation.

We are subject to operating and litigation risks that may not be covered by insurance.

Our business operations are subject to all of the operating hazards and risks normally incidental to the implementation of systems involving combustible products, such as liquefied petroleum gases, propane, natural gas and hydrogen gas, and the generation of electricity. Accidents involving our hydrogen energy systems, including leaks, ruptures, fires, explosions, sabotage and mechanical problems, could result in substantial losses due to personal injury and/or loss of life, and severe damage to and destruction of property and equipment arising from explosions and other catastrophic events. If such accidents were to occur, we could face lawsuits from our clients alleging that we were responsible for such accidents. There can be no assurance that our insurance will be adequate to protect us from all material expenses related to future claims or that such levels of insurance will be available in the future at economical prices.

Risks Related to Our Common Stock

Our officers, directors and principal shareholders will own a controlling interest in our voting stock and investors will not have any voice in our management.

Our officers, directors and principal shareholders, in the aggregate, beneficially own or control the votes of approximately 91.3% of our outstanding common stock. As a result, these stockholders, acting together, will have the ability to control substantially all matters submitted to our stockholders for approval, including:

●	election of our board of directors;

●	removal of any of our directors;

●	amendment of our articles of incorporation or bylaws; and

●	adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

As a result of their ownership and positions, our directors, executive officers and principal shareholders collectively are able to influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, sales of significant amounts of shares held by our directors, executive officers or principal shareholders, or the prospect of these sales, could adversely affect the market price of our common stock. Management’s stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

We have not paid cash dividends in the past and do not expect to pay cash dividends in the future. Any return on investment may be limited to the value of our common stock.

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the board of directors may consider relevant.

We may raise capital through the sale of our securities in either private placements or a public offering, which offerings would dilute the ownership of investors in this private offering.

If our operations require additional capital in the future, we may sell additional share of our common stock and/or securities convertible into or exchangeable or exercisable for shares of our common stock. Such offerings may be in private placements or a public offering. If we conduct such additional offerings, an investor would experience dilution of his ownership of the Company.

You may experience dilution of your ownership interests because of the future issuance of additional shares of our common or preferred stock or other securities that are convertible into or exercisable for our common or preferred stock.

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We are authorized to issue an aggregate of 25,000,000 shares of common stock and 5,000,000 shares of “blank check” preferred stock. In addition, we have reserved 2,500,000 shares of common stock for issuance under our 2016 stock option incentive plan, of which 1 million options have been issued and are currently exercisable at $0.01 per share. We may issue additional shares of our common stock or other securities that are convertible into or exercisable for our common stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of our common stock may create downward pressure on the trading price of the common stock. We will likely need to raise additional capital in the near future to meet our working capital needs, and there can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with these capital raising efforts, including at a price (or exercise or conversion prices) that could be below the price an investor paid for stock.

There has been a limited trading market for our common stock and limited market activity to date.

Currently, our common stock is available for quotation on the OTCQB Market under the symbol “HCCC.” However, our stock only became eligible for quotation in November 2016 and prior to February 2017, there was no trading activity in our common stock and only a few trades have occurred to date. It is anticipated that there will be a limited trading market for the common stock on the OTCQB. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair market value of your shares. An inactive market may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies by using common stock as consideration.

You may have difficulty trading and obtaining quotations for our common stock.

Our common stock is not actively traded, and the bid and asked prices for our common stock on the OTCQB Market may fluctuate widely. As a result, investors may find it difficult to dispose of, or to obtain accurate quotations of the price of, our securities. This severely limits the liquidity of the common stock, and would likely reduce the market price of our common stock and hamper our ability to raise additional capital.

Our common stock is not currently traded at high volume, and you may be unable to sell at or near ask prices or at all if you need to sell or liquidate a substantial number of shares at one time.

Our common stock is currently traded, but with very low, if any, volume, based on quotations on the OTCQB Market, meaning that the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small or non-existent. During the year ended December 31, 2016, no trading occurred in our common stock. The first shares traded on February 21, 2017, with an average number of shares traded between February 21, 2017 and March 22, 2017 of 486 shares per trading day. This situation is attributable to a number of factors, including the fact that we are a small company which is still relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that trading levels will be sustained.

Shareholders should be aware that, according to Commission Release No. 34-29093, the market for “penny stocks” has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the future volatility of our share price.

The market price of our common stock may, and is likely to continue to be, highly volatile and subject to wide fluctuations.

The market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including:

●	dilution caused by our issuance of additional shares of common stock and other forms of equity securities, which we expect to make in connection with future capital financings to fund our operations and growth, to attract and retain valuable personnel and in connection with future strategic partnerships or acquisitions of other companies;

●	quarterly variations in our revenues and operating expenses;

●	changes in the valuation of similarly situated companies, both in our industry and in other industries;

●	changes in analysts’ estimates affecting our company, our competitors and/or our industry;

●	changes in the accounting methods used in or otherwise affecting our industry;

●	additions and departures of key personnel;

●	announcements of technological innovations or new technologies or services available to the renewable energy industry;

●	fluctuations in interest rates and the availability of capital in the capital markets; and

●	significant sales of our common stock.

These and other factors are largely beyond our control, and the impact of these risks, singly or in the aggregate, may result in material adverse changes to the market price of our Common Stock and/or our results of operations and financial condition.

The rights of the holders of common stock may be impaired by the potential issuance of preferred stock.

Our articles of incorporation give our board of directors the right to create new series of preferred stock. As a result, the board of directors may, without stockholder approval, issue preferred stock with voting, dividend, conversion, liquidation or other rights which could adversely affect the voting power and equity interest of the holders of common stock. Preferred stock, which could be issued with the right to more than one vote per share, could be utilized as a method of discouraging, delaying or preventing a change of control. The possible impact on takeover attempts could adversely affect the price of our common stock. Although we have no present intention to issue any shares of preferred stock or to create a series of preferred stock, we may issue such shares in the future.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our stockholders sell substantial amounts of our common stock in the public market, including upon the expiration of any lockup periods or the statutory holding period under Rule 144, or issued upon the conversion of preferred stock, it could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

If we fail to comply with the rules under the Sarbanes-Oxley Act of 2002 related to accounting controls and procedures, or if we discover material weaknesses and deficiencies in our internal control and accounting procedures, our stock price could decline significantly and raising capital could be more difficult.

If we fail to comply with the rules under the Sarbanes-Oxley Act of 2002 related to disclosure controls and procedures, or, if we discover material weaknesses and other deficiencies in our internal control and accounting procedures, our stock price could decline significantly and raising capital could be more difficult. Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting. If material weaknesses or significant deficiencies are discovered or if we otherwise fail to achieve and maintain the adequacy of our internal control, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock could drop significantly.

Our common stock is subject to the “Penny Stock” rules of the SEC and the trading market in our securities will be limited, which makes transactions in our common stock cumbersome and may reduce the value of an investment in our common stock.

Rule 15g-9 under the Exchange Act establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (a) that a broker or dealer approve a person’s account for transactions in penny stocks; and (b) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must: (a) obtain financial information and investment experience objectives of the person and (b) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form: (a) sets forth the basis on which the broker or dealer made the suitability determination; and (b) confirms that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our common stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker or dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

FINRA sales practice requirements may also limit a shareholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

ITEM 1B – UNRESOLVED STAFF COMMENTS

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 2 – PROPERTIES

We maintain our principal office at 97 River Road, Flemington, NJ 08822. Our telephone number at that office is (908) 837-9097. Our current office space consists of approximately 800 square feet, which is donated to us from one of our executive officers. There is no lease agreement and we pay no rent.

We believe that our existing facilities are suitable and adequate to meet our current business requirements. We maintain various websites and the information contained on those websites is not deemed to be a part of this annual report.

ITEM 3 - LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock has been available for quotation on the OTCQB Markets under the symbol “HCCC” since November 21, 2016. However, no public sales took place during the year ended December 31, 2016, as the first sales of our common stock were on February 21, 2017.

On March 22, 2017, the closing sale price of our common stock, as reported by the OTC Markets, was $1.50 per share. On March 22, 2017, there were 58 holders of record of our common stock. Because certain of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have never paid any cash dividends on our capital stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain future earnings to fund ongoing operations and future capital requirements of our business. Any future determination to pay cash dividends will be at the discretion of the Board and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as the Board deems relevant.

Equity Compensation Information

The following table summarizes information about our equity compensation plans as of December 31, 2016.

Plan Category	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options (a)	Weighted-Average Exercise Price of Outstanding Options (b)	Number of Options Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	1,000,000	0.01	1,500,000
Equity compensation plans not approved by stockholders	—	—	—
Total	1,000,000	0.01	1,500,000

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our registered securities during the period covered by this Annual Report.

ITEM 6 – SELECTED FINANCIAL DATA

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect Management’s current views with respect to future events and financial performance. You can identify these statements by forward-looking words such as “may” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue,” or similar words. Those statements include statements regarding the intent, belief or current expectations of us and members of its management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission. Important factors known to us could cause actual results to differ materially from those in forward-looking statements. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. We believe that its assumptions are based upon reasonable data derived from and known about our business and operations and the business and operations of the Company. No assurances are made that actual results of operations or the results of our future activities will not differ materially from its assumptions. Factors that could cause differences include, but are not limited to, expected market demand for the Company’s services, fluctuations in pricing for materials, and competition.

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

Each HC-1 system is custom designed to accommodate the electrical loads for an end user. The system is completely scalable. Typically, one HC-1 standard system configuration with a solar modules and a large tank for hydrogen storage can provide 40 kWh per day, which is the average amount of electricity utilized by homes in the U.S. If the customer is connected to the electric grid, energy production that is converted to hydrogen in excess of the amount stored in the hydrogen tank is transferred to the local electric company, creating energy credits, where applicable.

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

We are also searching for suitable acquisition targets that will complement our services, create revenue production, allow us to expand our sales and technical staff and provide us with a larger customer base to pursue with greater geographic coverage. As of the date of this annual report, we have no written agreements or understandings to acquire any companies and no assurances can be given that we will identify or successfully acquire any other companies.

Results of Operations

For the Year Ended December 31, 2016 and the period August 17, 2015 (date of inception) to December 31, 2015

Revenue and Cost of Revenue

We had $20,927 of revenue and $20,509 for cost of revenue during the year ended December 31, 2016. This was related to our current projects backlog. We had no revenue or cost of revenue for the period August 17, 2015 (date of inception) to December 31, 2015.

General and Administrative Expenses

During the year ended December 31, 2016, our general and administrative expenses were $476,833. We granted an aggregate of 1,000,000 options to purchase our common stock in connection with the services rendered, at the exercise price of $0.01 per share vesting immediately, for a term of five years, and having a fair value of $387,450. Research and development expenses were $2,000 for improvements to our HC-1 system. Professional fees of $33,064 consisted of legal and accounting fees incurred for our monthly legal retainer and audit related expenses. Consulting/dues and subscription fees were $31,457, which pertained to EDGAR fees, an application fee to the OTC Markets, Inc., a fee to become DTC eligible, along with miscellaneous annual business subscriptions and renewals. We incurred $21,684 of travel and entertainment, business meals, investor relations and promotional expenses related to potential customer site visits, as well as a promotional Earth Day Texas event in Dallas, Texas. Other expenses amounted to $3,178

During the period August 17, 2015 (date of inception) to December 31, 2015, our general and administrative expenses were $3,420. Research and development expenses were $2,400 for improvements to our HC-1 system.

Net Loss

As a result of the foregoing, we had net losses of $478,415 and $5,820 for the year ended December 31, 2016 and the period August 17, 2015 (date of inception) to December 31, 2015, respectively.

Liquidity and Capital Resources

As of December 31, 2016, we had working capital of $292,616, comprised primarily of $292,887 of cash and cash equivalents and $13,329 of prepaid expenses, offset by $7,847 of billings in excess of costs and $6,000 in accounts payable and accrued expenses. For the year ended December 31, 2016, we used $92,494 of cash in operating activities, which represented our net loss of $478,415 and $3,600 of changes in accounts payable and accrued expenses, $7,847 of billings in excess of costs, offset by $387,450 of stock-based compensation, $13,329 of changes in prepaid expenses, $247 of costs in excess of billings and $600 of depreciation. For the year ended December 31, 2016, we had $336,181 of net cash provided by financing activities, which represented $450,000 of proceeds through the sale of shares of common stock, offset by $108,399 for the cost of raising capital and $5,420 due to stockholders. We did not have any cash used in investing activities for the year ended December 31, 2016.

Cash used in operations for the period August 17, 2015 (date of inception) to December 31, 2015 was $3,420, which represented our net loss of $5,820, which was offset by $2,400 of changes in accounts payable and accrued expenses. For the period August 17, 2015 (date of inception) to December 31, 2015, we had cash from financing activities of $55,620 from the sale of shares of common stock and amounts due to stockholders. We did not have any cash used in investing activities for the period August 17, 2015 (date of inception) to December 31, 2015.

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

Website Development Costs

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, Website Development Costs, website development is segregated into three stages or activities. During the initial, or planning stage, all related costs are expensed as incurred. The second phase is the development of the site, which include costs incurred for web application and infrastructure, as well as graphics development. Costs incurred during the second phase are capitalized and then amortized when the website is ready for its intended use. Stage three consists of costs incurred for post-implementation work, such as security, training and administration. Such costs incurred during this phase are expensed as incurred. Expenditures for additional upgrades and features once the website is launched are capitalized if the upgrades and enhancements furnish additional functionality; otherwise, such costs are expensed as incurred.

Website development costs which have been capitalized will be amortized, using the straight-line method, over an estimated useful life of five years, commencing when the site is launched.

Revenue Recognition

Revenues from construction contracts are included in contract revenue in the consolidated statements of operations and are recognized under the percentage-of-completion accounting method. The percent complete is measured by the cost incurred to date compared to the estimated total cost of each project. This method is used as management considers expended cost to be the best available measure of progress on these contracts, the majority of which are completed within one year, but may occasionally extend beyond one year. Inherent uncertainties in estimating costs make it at least reasonably possible that the estimates used will change within the near term and over the life of the contracts.

Contract costs include all direct material and labor costs and those indirect costs related to contract performance and completion. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. General and administrative costs are charged to expense as incurred.

Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income. Such revisions are recognized in the period in which they are determined.

Costs and estimated earnings in excess of billings are comprised principally of revenue recognized on contracts (on the percentage-of-completion method) for which billings had not been presented to customers because the amounts were not billable under the contract terms at the balance sheet date. In accordance with the contract terms, any unbilled receivables at period end will be billed subsequently. Amounts are billed based on contractual terms. Billings in excess of costs and estimated earnings represent billings in excess of revenues recognized.

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

As of December 31, 2016, we had 1,000,000 options outstanding to purchase shares of common stock, of which all were vested. Subsequent to December 31, 2016, the options were amended to provide for various vesting schedules, none of which have vested as of the date of this annual report.

As of December 31, 2015, we had -0- options outstanding to purchase shares of common stock.

Recent Accounting Pronouncements

In June 2014 the FASB issued ASU No. 2014-12 (Topic 718) Stock Compensation: Accounting for Share-Based Payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The amendment for accounting for share based payments, when an award provides that a performance target that affects vesting could be achieved after an employee completes the requisite service period shall be accounted for as a performance condition. The performance target shall not be reflected in estimating the fair value of the award at the grant date, and compensation cost shall be recognized in the period in which it becomes probable that the performance target will be achieved and will represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost shall be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period shall reflect the number of awards that are expected to vest and shall be adjusted to reflect the awards that ultimately vest. We do not believe the accounting standards currently adopted will have a material effect on the accompanying condensed financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606). This ASU provides guidance for revenue recognition and affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry specific guidance. The standard’s core principle is the recognition of revenue when a company transfers promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers” (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 to fiscal years beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted for fiscal years beginning after December 15, 2016. We have begun a limited evaluation of the provisions of ASU 2014-09 and the impact, if any, it may have on our financial position and results of operations. As of December 31, 2016 management has deemed the impact as immaterial.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

H/CELL ENERGY CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of H/Cell Energy Corporation

We have audited the accompanying balance sheets of H/Cell Energy Corporation as of December 31, 2016 and 2015, and the related statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2016 and the period from August 17, 2015 (date of inception) to December 31, 2015. H/Cell Energy Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of H/Cell Energy Corporation as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the year ended December 31, 2016 and the period from August 17, 2015 (date of inception) to December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Rosenberg Rich Baker Berman & Company

Somerset, New Jersey
March 24, 2017

H/CELL ENERGY CORPORATION

BALANCE SHEETS

AS OF DECEMBER 31, 2016 AND DECEMBER 31, 2015

	December 31, 2016	December 31, 2015
ASSETS
Current Assets

Cash and Cash Equivalents	$292,887	$49,200

Prepaid Expenses	13,329	-
Costs in Excess of Billings	247	-

Total Current Assets	306,463	49,200

Other Assets, Website Development Costs	2,400	3,000

TOTAL ASSETS	$308,863	$52,200

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts Payable and Accrued Expenses	$6,000	$2,400
Billings in Excess of Costs	7,847	-
Due to Stockholders	-	5,420

Total Current Liabilities	13,847	7,820

Stockholders’ Equity

Common Stock - $0.0001 par value; 25,000,000 shares authorized;
3,131,579 and 2,105,263 shares issued and outstanding
as of December 31, 2016 and December 31, 2015, respectively	313	211
Preferred Stock - $0.0001 par value; 5,000,000 shares authorized;
0 shares issued and outstanding	-	-
Paid-in-Capital	778,938	49,989
Retained Earnings	(484,235)	(5,820)
Total Stockholders’ Equity	295,016	44,380

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$308,863	$52,200

See Accompanying Notes to Financial Statements

H/CELL ENERGY CORPORATION

STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2016

AND AUGUST 17, 2015 (DATE OF INCEPTION) TO DECEMBER 31, 2015

	Year Ended December 31, 2016	August 17, 2015 (date of inception) to December 31, 2015
Revenue
Contracts	$8,553	$-
Related Party	12,374	-

Total Revenue	20,927	-

Cost of Goods Sold
Contracts	9,882	-
Related Party	10,627	-

Total Cost of Goods Sold	20,509	-

Gross Profit	$418	$-

Operating Expenses
Research and Development	2,000	2,400
General and Administrative Expenses	476,833	3,420

Total Operating Expenses	478,833	5,820

Loss from Operations	$(478,415)	$(5,820)
Income Tax Provision (Benefit)	-	-

Net Loss	$(478,415)	$(5,820)

Loss Per Share
Basic	$(0.17)	$-

Weighted Average Common Shares Outstanding
Basic	2,853,785	2,001,548

See Accompanying Notes to Financial Statements

H/CELL ENERGY CORPORATION

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2016 AND AUGUST 17, 2015 (DATE OF INCEPTION) TO DECEMBER 31, 2015

	Common Stock		Preferred Stock		Additional		Total
	Number of		Number of		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Beginning, August 17, 2015 (Date of Inception)	-	$-	-	$-	$-	$-	$-
Issuance of Common Stock August 2016	2,000,000	200	-	-	-	-	200
Issuance of Common Stock December 2016	105,263	11			49,989		50,000
Net Loss	-	-	-	-	-	(5,820)	(5,820)
Ending, December 31, 2015	2,105,263	$211	-	$-	$49,989	$(5,820)	$44,380
Issuance of Common Stock February 2016	526,316	52	-	-	199,948	$-	$200,000
Stock Based Compensation March 2016	-	-	-	-	387,450	$-	387,450
Issuance of Common Stock June 2016	500,000	50	-	-	141,551	$-	141,601
Net Loss	-	-	-	-	-	$(478,415)	(478,415)

Ending, December 31, 2016	3,131,579	$313	-	$-	$778,938	$(484,235)	$295,016

See Accompanying Notes to Financial Statements

H/CELL ENERGY CORPORATION

STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2016

AND AUGUST 17, 2015 (DATE OF INCEPTION) TO DECEMBER 31, 2015

	Year Ended December 31, 2016	August 17, 2015 (date of inception) to December 31, 2015
Cash Flows from Operating Activities

Net Loss	$(478,415)	$(5,820)
Amoritization	600	-
Stock Based Compensation	387,450	-
Changes in Assets and Liabilities
Prepaid Expenses	(13,329)	-
Costs in Excess of Billings	(247)	-
Accounts Payable and Accrued Expenses	3,600	-
Billings in Excess of Costs	7,847	2,400

Net Cash used in Operating Activities	(92,494)	(3,420)

Net Cash used in Investing Activities

Payment of Website Development Costs	-	(3,000)

Cash Flows from Financing Activities

Proceeds from Issuance of Common Stock, Net	341,601	50,200
Due to Stockholders	(5,420)	5,420

Net Cash provided by Financing Activities	336,181	55,620

Net Increase in Cash and Cash Equivalents	243,687	49,200

Cash and Cash Equivalents - Beginning	49,200	-

Cash and Cash Equivalents - Ending	$292,887	$49,200

See Accompanying Notes to Financial Statements

H/CELL ENERGY CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

1.	ORGANIZATION AND LINE OF BUSINESS

H/Cell Energy Corporation (the “Company”) was incorporated in the state of Nevada on August 17, 2015. The Company, based in Flemington, N.J., is a start-up company whose principal operations consist of designing and installing hydrogen energy systems. Effective January 31, 2017, the Company acquired The Pride Group (QLD) Pty Ltd, an Australian company (“Pride”) (see Note 8). Founded in 1997, Pride is a provider of security systems integration for a variety of customers in the government and commercial sector and has launched a new clean energy systems division to focus on the high growth renewable energy market in Asia-Pacific.

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

Revenue Recognition

Revenues and related costs on construction contracts are recognized using the “percentage of completion method” of accounting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605-35, Accounting for Performance of Construction-Type and Certain Production Type Contracts. Under this method, contract revenues and related expenses are recognized over the performance period of the contract in direct proportion to the costs incurred as a percentage of total estimated costs for the entirety of the contract. Costs include direct material, direct labor, subcontract labor and any allocable indirect costs. All un-allocable indirect costs and corporate general and administrative costs are charged to the periods as incurred.

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

Cash and Cash Equivalents

Cash and cash equivalents includes cash in bank and money market funds as well as other highly liquid investments with an original maturity of three months or less. The Company had no cash equivalents as of December 31, 2016. At times during the year ended December 31, 2016, balances exceeded the FDIC insurance limit of $250,000.

H/CELL ENERGY CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

Website Development Costs

In accordance with FASB ASC 350, Website Development Costs, website development is segregated into three stages or activities. During the initial, or planning stage, all related costs are expensed as incurred. The second phase is the development of the site, which include costs incurred for web application and infrastructure, as well as graphics development. Costs incurred during the second phase are capitalized and then amortized when the website is ready for its intended use. Stage three consists of costs incurred for post-implementation work, such as security, training and administration. Such costs incurred during this phase are expensed as incurred. Expenditures for additional upgrades and features once the website is launched are capitalized if the upgrades and enhancements furnish additional functionality; otherwise, such costs are expensed as incurred.

Website development costs which have been capitalized and are being amortized, using the straight-line method, over an estimated useful life of five years. The site launched in January of 2016.

Research and Development Costs

Research and development costs are expensed as incurred. These costs consist primarily of consulting fees, salaries and direct payroll related costs.

Stock-Based Employee Compensation

The Company recognizes expense for its stock-based compensation based on the fair value of the awards at the time they are granted. We estimate the value of stock option awards on the date of grant using the Black-Scholes model. The determination of the fair value of stock-based payment awards on the date of grant is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, expected term, risk-free interest rate, expected dividends and expected forfeiture rates. The forfeiture rate is estimated using historical option cancellation information, adjusted for anticipated changes in expected exercise and employment termination behavior. Our outstanding awards do not contain market or performance conditions and all options were granted for past services.

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

H/CELL ENERGY CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

The Company did not identify any material uncertain tax positions. The Company did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the Company are subject to examination by the IRS, generally for the three years after they are filed. The Company’s 2015 and 2016 are still open for examination by the taxing authorities. There was no provision for income taxes for the twelve months ended December 31, 2016.

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

Net Income (Loss) Per Common Share

The Company computes basic net income (loss) per share by dividing net income (loss) per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic and diluted loss per share excludes potentially dilutive securities because their inclusion would be anti-dilutive. Potentially-dilutive securities excluded from the computation of basic and diluted net loss per share for the year ended December 31, 2016 are as follows:

December 31, 2016

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

In June 2016, the Company entered into a contract with Rezaul Karim, one of its directors, for the installation of an HC-1 system. As a result of recent project changes by the customer, the system installation is expected to commence in spring 2017. Revised permits were submitted in October 2016. The project has been pushed back due to design changes from being ground mount solar to a solar carport requested by the customer. The Company intends to subcontract the installation of the system to Renewable Energy Holdings LLC (“REH”), a company owned by Mike Strizki, one of the Company’s executive officers. James Strizki, one of the Company’s executive officers and director, is vice president of operations at REH. Total related party revenue and cost of revenue was $12,734 and $10,627, respectively, during the year ended December 31, 2016.

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

H/CELL ENERGY CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

On November 17, 2016, the Company entered into a non-binding letter of intent to purchase The Pride Group (QLD) Pty Ltd, an Australian company (“Pride”). Pride is owned 80% by Turquino Equity, which is owned by Andrew and Matthew Hidalgo, the Company’s Chief Executive Officer and Chief Financial Officer, respectively. The acquisition of Pride was completed in January 2017 (see Note 8).

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

As of December 31, 2016, the Company granted an aggregate of 1,000,000 non-statutory options to a director and key employees.

A summary of the stock option activity and related information for the 2016 Plan from August 17, 2015 (date of inception) to December 31, 2016 is as follows:

		Weighted-	Weighted-Average
		Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at August 17, 2015 (date of inception)	-
Grants	-
Exercised	-
Canceled	-
Outstanding at December 31, 2015	-
Grants	1,000,000	$0.01	5.00	$385,833
Exercised	-
Canceled	-
Outstanding at December 31,2016	1,000,000	$0.01	4.19	$385,833

Vested and expected to vest at December 31, 2016	1,000,000	$0.01	4.19	$385,833
Exercisable at December 31, 2016	1,000,000	$0.01	4.19	$385,833

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s estimated market stock price of $0.3958 as of December 31, 2016, which would have been received by the option holders had those option holders exercised their options as of that date.

H/CELL ENERGY CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

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

The Company accounts for the expected life of options based on the contractual life of options for non-employees and for non-statutory options granted to employees. For incentive options granted to employees, the Company accounts for the expected life in accordance with the “simplified” method, which is used for “plain-vanilla” options, as defined in the accounting standards codification. The risk-free interest rate was determined from the implied yields of U.S. Treasury zero-coupon bonds with a remaining life consistent with the expected term of the options. The fair value of stock-based payment awards during the twelve months ended December 31, 2016 was estimated using the Black-Scholes pricing model.

During the twelve months ended December 31, 2016, the Company granted an aggregate of 1,000,000 options to purchase shares of the Company’s common stock in connection with the services rendered at the exercise price of $0.01 per share for a term of five years, vesting immediately, and have approximate fair value of $387,450.

The fair value of the granted options for the twelve months ended December 31, 2016 was determined using the Black Scholes option pricing model with the following assumptions:

Dividend yield:	-0-%
Volatility	88.44%
Risk free rate:	1.45%
Expected life:	5 years
Estimated fair value of the Company’s common stock	$0.3958

The following table presents information related to stock options at December 31, 2016:

Options Outstanding		Options Exercisable
Weighted
		Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$0.01	1,000,000	4.19	1,000,000

The fair value of all options vesting during the twelve months ended December 31, 2016 of $387,450 was charged to current period operations. As of December 31, 2016, there was no unrecognized compensation expense.

5.	RESTATED UNAUDITED INTERIM FINANCIAL DATA

Adjustments to additional paid in capital balance and retained earnings are related to a previous error not capitalizing legal costs associated with capital raising activities of the Company.

Adjustments to operating expenses are related to a previous error of expensing legal costs that were incurred during the capital raising activities of the company.

H/CELL ENERGY CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

For the nine months ended as of September 30, 2016

	As Previously Reported	Adjustments	As Restated
Assets	$352,066	$-	$352,066
Liabilities	-	-	-
Paid-in-Capital	887,337	(108,399)	778,938
Retained Earnings	(535,484)	108,399	(427,085)
Total Stockholders’ Equity	352,066	-	352,066

Revenue	1,500	-	1,500
Cost of revenue	1,500	-	1,500
Gross profit	-	-	-
Operating expenses	529,763	(108,399)	421,364
Income from operations	(529,763)	108,399	421,364
Other income (expense)		-	-
Income before taxes	(529,763)	108,399	421,364
Tax (expense) benefit	-	-	-
Net income	$(529,763)	$108,399	$421,364

6.	INCOME TAXES

For the years ended December 31, 2016, and 2015, there was no provision for income taxes, current or deferred.

At December 31, 2016, we have a federal net operating loss carry forward of approximately $41,042 available to offset future taxable income through 2036.

At December 31, 2016, and 2015, we have state net operating loss carryforwards of approximately $41,042 available to offset future losses through 2036. We established valuation allowances equal to the full amount of the deferred tax assets because of the uncertainty of the utilization of the operating losses in future periods. We periodically assess the likelihood that we will be able to recover the deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income.

Our deferred tax asset and liability as presented in the accompanying consolidated financial statements consist of the following:

	2016	2015
Deferred Income Tax Assets:
Net operating losses	$41,042	$2,328
Total deferred income tax asset	41,042	2,328
Valuation allowance	(41,042)	(2,328)
Deferred Income Tax Assets, net	$0	$0

A reconciliation between taxes computed at the federal statutory rate and the consolidated effective tax rate is as follows:

	2016	2015
Federal statutory tax rate	34.0%	34.0%
State tax rate, net of federal tax benefit	6.0%	6.0%
Adjustment in valuation allowances	(12.5)%	(40.0)%
Stock Based Compensation	(27.5)%	(0.0)%
Provision (Benefit) for Income Taxes	-0-%	-0-%

7.	GOING CONCERN

As reflected in the accompanying financial statements, the Company has a net loss of $478,415 and net cash used in operations of $92,494 for the year ended December 31, 2016, and cash of $292,887, stockholders’ equity of $295,016 and an accumulated deficit of $484,235 at December 31, 2016. In addition, the Company is a start up in the renewable energy space and has generated limited revenues to date.

Management has evaluated the significance of these conditions and under these circumstances expects that its current cash resources as well as expected lack of operating cash flows would not be sufficient to sustain operations for a period greater than one year from this report issuance date. However, due to the acquisition of Pride, management believes that the substantial doubt is alleviated.

H/CELL ENERGY CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

8.	SUBSEQUENT EVENTS

In accordance with FASB ASC 855, Subsequent Events, the Company has evaluated subsequent events through March 24, 2017, the date on which these financial statements were available to be issued.

On January 31, 2017, the Company acquired Pride. The Company issued an aggregate of 3,800,000 shares (the “Acquisition Shares”) to the shareholders of Pride to acquire 100% of the total outstanding capital stock of Pride. 10% of the Acquisition Shares, or 380,000 shares, were held in escrow pending the Company conducting an assessment of the net tangible asset value (the “NTAV”) of Pride as of the closing date. The Company had 90 days to complete the NTAV calculation, and if the NTAV is less than AUD $200,000, then the Pride shareholders were required to pay the Company the amount of the shortfall through the return to the Company of such number of Acquisition Shares equal to the shortfall divided by $0.50. If the NTAV was greater than AUD $300,000, the Company would have issued the Pride shareholders such number of additional Acquisition Shares equal to the excess divided by $0.50. On February 22, 2017, the Company and the Pride shareholders agreed to the NTAV, which was between AUD $200,000 and AUD $300,000, and the remaining shares were released from escrow and delivered to the Pride shareholders.

On March 10, 2017, the Company entered into amendment agreements (the “Amendments”) with employees and directors who received an aggregate of 1 million stock option grants in March 2016 (the “Granted Options”). All of the Granted Options had vested at the time of issuance. The Amendments provided for vesting schedules of the Granted Options, with the Granted Options now vesting as follows:

Number of Granted Options	Vesting Date
100,000	April 1, 2017
100,000	April 1, 2018
50,000	June 1, 2018
375,000	January 1, 2019
375,000	January 1, 2020

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses described below, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

a)	Due to our small size, we did not have sufficient personnel in our accounting and financial reporting functions. As a result, we were not able to achieve adequate segregation of duties and were not able to provide for adequate review of the financial statements. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the consolidated financial statements will not be prevented or detected on a timely basis; and

b)	We lacked sufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of U.S. GAAP and SEC disclosure requirements.

We are committed to improving our financial organization. As a result of our acquisition of Pride in January 2017, we increased our accounting personnel and technical accounting expertise within the accounting function, including accounting personnel with experience in U.S. public reporting requirements. Additional personnel will also ensure the proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support us if personnel turn over issues within the department occur. We believe this will greatly decrease any control and procedure issues we may encounter in the future. We currently engage an outside accounting firm to assist us in the preparation of our consolidated financial statements and anticipate doing so until we have a sufficient number of internal accounting personnel to achieve compliance. As necessary, we will engage consultants in the future in order to ensure proper accounting for our consolidated financial statements.

In addition, we will create written policies and procedures for accounting and financial reporting with respect to the requirements and application of U.S. GAAP and SEC disclosure requirements.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, as a process designed by, or under the supervision of, a company’s principal executive and principal financial officer and effected by the our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made in accordance with authorizations of management and directors of the company; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible enhancements to controls and procedures.

We conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our principal executive officer and principal financial officer conclude that, at December 31, 2016, our internal control over financial reporting was not effective for the reasons discussed above.

This annual report does not include an attestation report by Rosenberg Rich Baker Berman & Company, our independent registered public accounting firm regarding internal control over financial reporting. As a smaller reporting company, our management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names of our executive officers and directors and their age, title, and biography as of March 22, 2017 are set forth below:

Name	Age	Position Held with our Company	Date First Elected or Appointed
Andrew Hidalgo	60	Chief Executive Officer, President, Chairman of the Board and Director	August 17, 2015

Matthew Hidalgo	34	Chief Financial Officer, Treasurer and Secretary	August 17, 2015

Mike Strizki	60	Chief Technology Officer	August 17, 2015

James Strizki	33	Executive Vice President of Technical Services and Director	August 17, 2015

Rezaul Karim	60	Director	February 5, 2016

Business Experience

The following is a brief account of the education and business experience of each director and executive officer of our Company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Andrew Hidalgo – Chief Executive Officer, President, Chairman of the Board and Director.

Andy is responsible for strategic direction, business development and investor relations. Andy has over 25 years of experience in business planning, operations, mergers, acquisitions, financing, corporate governance and SEC compliance. Andy has been a Managing Partner at Turquino Equity LLC (“Turquino”) since its formation in August 2013. Turquino is a global investment firm that focuses on private equity investments, mergers and acquisitions. Andy founded WPCS International Incorporated (“WPCS”), a NASDAQ-listed, design-build engineering services company, and served as Chairman, CEO and President between November 2001 and July 2013. WPCS raised over $40 million of equity financing and acquired 19 companies on three continents during Andy’s tenure. Andy also has prior experience included operational and business development roles with 3M, Schlumberger and General Electric, where he was also a member of the corporate business development committee. Andy’s significant executive leadership experience was instrumental in his selection as a member of the board of directors.

Mike Strizki – Chief Technology Officer.

Mike is responsible for research and development. Developer of the concept, Mike converted his own home to run on solar-hydrogen power in 2006. This included a hydrogen vehicle fueling station. The home serves as the flagship prototype for his accomplishments. Mike founded Renewable Energy Holdings LLC, or REH, a project management firm, in July 2008 and remains its sole managing member. Mike has served as the executive director of the Hydrogen House Project, a non-profit organization focused on the development of an affordable solar hydrogen energy system for residential and commercial properties, since Mike founded it in 2003. Between 1983 and 1999, Mike worked for the New Jersey Department of Transportation, where he developed two fuel cell vehicles for the state. Previously, he has assisted in the development of the Peugeot Fuel Cell Fire Engine and the Duffy Fuel Cell Electric Boat. Mike has obtained several patents for his prior work, which patents do not relate to our operations.

Matthew Hidalgo – Chief Financial Officer, Treasurer and Secretary.

Matt is responsible for financial management and operations. Matt has over 10 years of experience in finance, accounting, operations, restructuring and the integration of acquisitions. Matt has been a Managing Partner at Turquino since its formation in August 2013. Between February 2010 and December 2013, he was the controller and operations manager for WPCS International – Trenton, Inc., WPCS’ largest subsidiary, managing over $30 million in annual revenue. Between February 2008 and February 2010, Matt managed accounting functions for several Australian subsidiaries of WPCS. After graduating Pennsylvania State University with a B.S. in Accounting, he began his career as an accountant for PriceWaterhouse Coopers LLP, where he focused on preparing financial statements and partnership allocations for hedge funds and private equity firms.

James Strizki – Executive Vice President of Technical Services and Director

James is responsible for outlining the project scope, generating quotes, project management, site permits and system implementation. He manages our technical resources in assuring a high quality and efficient installation that meets the customer’s expectations. After graduating Rutgers University in 2006 with a degree in Civil Engineering, James worked for the New Jersey Department of Transportation between July 2006 and October 2011 as a project engineer focused on the structural evaluation of transportation infrastructure. Since October 2011, James has been the vice president of operations of REH, where his responsibilities encompassed CADD design, solar array layouts and vendor management. James holds a Professional Engineering License and a Home Inspection License. James’ significant experience with our HC-1 system was instrumental in his selection as a member of the board of directors.

Rezaul Karim, Ph.D. – Director

As a director, Dr. Karim provides valuable input in the Company’s business development strategy. Since its founding in September 2014, Dr. Karim has been the President of Reza Enterprises, Inc., a private investment firm, which has invested in SuperGreen Solutions of Flemington, NJ, a retailer of energy efficient products and services and Signarama of Flemington, NJ, a supplier of custom-made signs. He has been President of SuperGreen Solutions and Signarama since July 2015 and January 2015, respectively. Between October 1991 and April 2012, Dr. Karim worked at Johnson & Johnson, where he was last Director of Methods and Analyses at Janssen Research & Development (2006 through April 2012). Dr. Karim received his BS and MS degrees in statistics from the University of Dhaka in Bangladesh, his MS in Demography and PhD in Biostatistics from John Hopkins University and his MBA from Fairleigh Dickinson University. Dr. Karim’s prior experience as a venture capital investor and entrepreneur was instrumental in his selection as a member of our board of directors.

Family Relationships

Matthew Hidalgo is the son of Andrew Hidalgo and James Strizki is the son of Mike Strizki.

Board Independence and Committees

We are not required to have any independent members of the Board of Directors. The board of directors has determined that (i) Andrew Hidalgo and James Strizki each has a relationship with the company which, in the opinion of the board of directors, would not allow them to be considered as “independent directors” as defined in the Marketplace Rules of The NASDAQ Stock Market and (ii) Rezaul Karim is an independent director as defined in the Marketplace Rules of The NASDAQ Stock Market.

As of the date of this annual report, we do not have any active Board committees and the Board as a whole carries out the functions of audit, nominating and compensation committees. We expect our Board of Directors, in the future, to appoint an audit committee, nominating committee and compensation committee, and to adopt charters relative to each such committee. We intend to appoint such persons to committees of the Board of Directors as are expected to be required to meet the corporate governance requirements imposed by a national securities exchange, although we are not required to comply with such requirements until we elect to seek a listing on a national securities exchange. In addition, we intend that a majority of our directors will be independent directors, of which at least one director will qualify as an “audit committee financial expert,” within the meaning of Item 407(d)(5) of Regulation S-K, as promulgated by the SEC. We do not currently have an “audit committee financial expert” since we currently do not have an audit committee in place.

Except as may be provided in our bylaws, we do not currently have specified procedures in place pursuant to which whereby security holders may recommend nominees to the Board of Directors.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees. A copy of the Code of Business Conduct and Ethics is incorporated by reference as an exhibit.

Section 16(a) Beneficial Ownership Reporting Compliance

During the year ended December 31, 2016, we were governed under Section 15(d) of the Exchange Act. As a result, we were not required to file reports of executive officers and directors and persons who own more than 10% of a registered class of our equity securities pursuant to Section 16(a) of the Exchange Act.

Involvement in Certain Legal Proceedings

Our Directors and Executive Officers have not been involved in any of the following events during the past ten years:

1.	any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

4.	being found by a court of competent jurisdiction in a civil action, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.	being subject of, or a party to, any federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.	being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

ITEM 11 – EXECUTIVE COMPENSATION

Executive Officer Compensation

No cash compensation has been paid to any executive officer since inception. It is currently the intention of the Board to start paying cash salaries to executive officers when we are achieving gross revenue of $4 million, on an annualized, consolidated basis, including from any subsidiaries or companies acquired. In addition, equity compensation may be granted to executive officers pursuant to the 2016 Plan, at the discretion of the Board.

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer and one other highest paid individual whose total annual salary and bonus exceeded $100,000 for fiscal years 2016 and 2015.

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Total ($)
Andrew Hidalgo	2016	-	-	-	77,490	77,490
Chief Executive Officer	2015	-	-	-	-	-

Jarrett Husid	2016	-	-	-	116,235	116,235
Project Manager

Option/SAR Grants in Fiscal Year Ended December 31, 2016

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Share)	Grant Date Fair Value of Stock and Option Awards ($)
Andrew Hidalgo	3/10/2016	200,000	$0.01	$77,490

Matthew Hidalgo	3/10/2016	200,000	$0.01	$77,490

James Strizki	3/10/2016	100,000	$0.01	$38,745

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth information for the named executive officers regarding the number of shares subject to both exercisable and unexercisable stock options, as well as the exercise prices and expiration dates thereof, as of December 31, 2016.

Name	Number of Securities underlying Unexercised Options (#) Exercisable (1)	Number of Securities underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($/Sh)	Option Expiration Date

Andrew Hidalgo	200,000	-	$0.01	3/10/2026

Matthew Hidalgo	200,000	-	$0.01	3/10/2026

James Strizki	100,000	-	$0.01	3/10/2026

(1)	Subsequent to December 31, 2016, the option grant recipients entered into amendments to their option awards to provide for vesting schedules of the granted options. All of the options are unexercisable as of the date of filing of this annual report.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

We currently do not have any employment agreements with our executive officers.

Director Compensation

The following table sets forth summary information concerning the total compensation paid to our non-employee directors in 2016 for services to our company.

Name	Option Awards ($)	Total ($)
Rezaul Karim	$77,490	$77,490
Total:	$77,490	$77,490

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 22, 2017:

●	by each person who is known by us to beneficially own more than 5% of our common stock;

●	by each of our officers and directors; and

●	by all of our officers and directors as a group.

Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is c/o H/Cell Energy Corporation, 97 River Road, Flemington, NJ 08822.

NAME OF OWNER	TITLE OF CLASS	NUMBER OF SHARES OWNED (1)		PERCENTAGE OF COMMON STOCK (2)
Andrew Hidalgo	Common Stock	3,540,000	(3)	51.00%
Matthew Hidalgo	Common Stock	3,540,000	(3)	51.00%
Mike Strizki	Common Stock	750,000		10.80%
James Strizki	Common Stock	750,000		10.80%
Rezaul Karim	Common Stock	626,316	(4)	8.89%
Officers and Directors as a Group (5 persons)	Common Stock	5,666,316	(5)	80.47%

Turquino Equity LLC (6)	Common Stock	3,540,000		51.00%
Stephen Paul Mullane and Marie Louise Mullane as Trustees of the Mullane Family Trust	Common Stock	760,000		10.95%
Reza Enterprises, Inc. (7)	Common Stock	526,316		7.58%

(1) Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 22, 2017 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2) Percentage based upon 6,941,579 shares of common stock issued and outstanding as of March 22, 2017.

(3) Represents shares of common stock owned by Turquino Equity LLC. Andrew Hidalgo and Matthew Hidalgo, as Managing Partners of Turquino Equity, have voting and dispositive power over the shares held by such entity, and are therefore deemed beneficial owners of such shares.

(4) Represents 100,000 shares of common stock issuable upon exercise of stock options that will become exercisable within 60 days and 526,316 shares of common stock owned by Reza Enterprises, Inc. Rezaul Karim, as Chief Executive Officer of Reza Enterprises, has voting and dispositive power over the shares held by such entity, and is therefore deemed a beneficial owner of such shares.

(5) Includes 100,000 shares of common stock issuable upon exercise of stock options that will become exercisable within 60 days, 3,540,000 shares of common stock held by Turquino Equity and 526,316 shares of common stock held by Reza Enterprises.

(6) Andrew Hidalgo and Matthew Hidalgo, as Managing Partners of Turquino Equity, have voting and dispositive power over the shares held by such entity, and are therefore deemed beneficial owners of such shares.

(7) Rezaul Karim, as Chief Executive Officer of Reza Enterprises, has voting and dispositive power over the shares held by such entity, and is therefore deemed a beneficial owner of such shares.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than as disclosed below, since our inception in 2015, there have been no transactions, or proposed transactions, in which our company was or is to be a participant where the amount involved exceeds the lesser of $120,000 or one percent of the average of our company’s total assets at year-end and in which any director, executive officer or beneficial holder of more than 5% of the outstanding common, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest. We have no policy regarding entering into transactions with affiliated parties.

Our current office space consists of approximately 800 square feet, which is donated to us from one of our executive officers. There is no lease agreement and we pay no rent.

Effective February 4, 2016, we sold 526,316 shares of common stock to Reza Enterprises, Inc., an entity beneficially owned by Rezaul Karim. In connection with, and as a condition of closing, we agreed to appoint Rezaul Karim to our Board.

In June 2016, we entered into a contract with Rezaul Karim, one of our directors, for the installation of an HC-1 system. As a result of recent project changes by the customer, the system installation commenced in the fourth quarter of 2016, with revised permits submitted in October. We are subcontracting the installation of the system to REH, a company owned by Mike Strizki, one of our executive officers. James Strizki, one of our executive officers and director, is vice president of operations at REH. The approximate value of the contract for the system is $60,500 and we expect to pay approximately $59,000 to REH for the installation of the system.

On January 31, 2017 (the “Closing Date”), we entered into a share exchange agreement (the “Exchange Agreement”) by and among us, The Pride Group (QLD) Pty Ltd., an Australian corporation (“Pride”), Turquino Equity LLC (“Turquino”) and Stephen Paul Mullane and Marie Louise Mullane as Trustees of the Mullane Family Trust (the “Mullane Trust” and together with Turquino, the “Pride Shareholders”). Andrew Hidalgo and Matthew Hidalgo, our Chief Executive Officer and Chief Financial Officer, respectively, are each a managing partner of Turquino. Turquino has an arrangement with Pride for a monthly management fee of $20,000 AUD. As of December 31, 2016, Pride owed Turquino $72,500 AUD. As of the date of this filing, Turquino is owed $60,000 AUD.

Pursuant to the Exchange Agreement, we acquired all of the issued and outstanding capital stock of Pride from the Pride Shareholders in exchange for an aggregate of 3,800,000 shares of our common stock (the “Acquisition Shares”). Turquino received 3,040,000 of the Acquisition Shares.

We have entered into agreements to indemnify our directors and executive officers, in addition to the indemnification provided for in our articles of incorporation and bylaws. These agreements, among other things, provide for indemnification of our directors and executive officers for certain expenses (including attorneys’ fees), judgments, fines and settlement amounts incurred by any such person in any action or proceeding, including any action by or in the right of our company, arising out of such person’s services as a director or executive officer of ours, any subsidiary of ours or any other company or enterprise to which the person provided services at our request. We believe that these provisions and agreements are necessary to attract and retain qualified persons as directors and executive officers.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees. The aggregate fees billed by our independent auditors, for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2016 and 2015, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q during the fiscal years were $10,500 and $10,000, respectively.

Audit Related Fees. We incurred fees to our independent auditors of $20,500 for audit related fees during the fiscal years ended December 31, 2016 and 2015.

Tax and Other Fees. We incurred fees to our independent auditors of $-0- for tax and fees during the fiscal years ended December 31, 2016 and 2015.

The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	List of Documents Filed as a Part of This Report:

(b)	Index to Financial Statement Schedules:

All schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

(c)	Index to Exhibits

The Exhibits listed below are identified by numbers corresponding to the Exhibit Table of Item 601 of Regulation S-K. The Exhibits designated by an asterisk (*) are management contracts or compensatory plans or arrangements required to be filed pursuant to Item 15.

Exhibit No.	Description

3.01	Articles of Incorporation of the Company, filed with the Nevada Secretary of State on August 17, 2015, filed as an exhibit to the Registration Statement on Form S-1, filed with the Securities and Exchange Commission (the “Commission”) on June 29, 2016 and incorporated herein by reference.

3.02	Certificate of Correction to the Articles of Incorporation of the Company, filed with the Nevada Secretary of State on August 18, 2015, filed with the Nevada Secretary of State on August 18, 2015, filed as an exhibit to the Registration Statement on Form S-1, filed with the Commission on June 29, 2016 and incorporated herein by reference.

3.03	Bylaws of the Company, filed with the Nevada Secretary of State on August 18, 2015, filed as an exhibit to the Registration Statement on Form S-1, filed with the Commission on June 29, 2016 and incorporated herein by reference.

10.01	Form of Purchase Agreement, dated December 29, 2015, by and between the Company and Pamela A. Weidel Living Trust, filed with the Nevada Secretary of State on August 18, 2015, filed as an exhibit to the Registration Statement on Form S-1, filed with the Commission on June 29, 2016 and incorporated herein by reference.

10.02	Form of Purchase Agreement, dated January 14, 2016, by and between the Company and Reza Enterprises, Inc., filed with the Nevada Secretary of State on August 18, 2015, filed as an exhibit to the Registration Statement on Form S-1, filed with the Commission on June 29, 2016 and incorporated herein by reference.

10.03	Form of Subscription Agreement, dated June 16, 2016, by and between the Company and the investors signatory thereto, filed with the Nevada Secretary of State on August 18, 2015, filed as an exhibit to the Registration Statement on Form S-1, filed with the Commission on June 29, 2016 and incorporated herein by reference.

10.04	Form of Indemnification Agreement, filed with the Nevada Secretary of State on August 18, 2015, filed as an exhibit to the Registration Statement on Form S-1, filed with the Commission on June 29, 2016 and incorporated herein by reference.

10.05*	2016 Incentive Stock Option Plan, filed with the Nevada Secretary of State on August 18, 2015, filed as an exhibit to the Registration Statement on Form S-1, filed with the Commission on June 29, 2016 and incorporated herein by reference.

10.06	Form of Share Exchange Agreement, by and among H/Cell Energy Corporation, The Pride Group (QLD) Pty Ltd., Turquino Equity LLC and Stephen Paul Mullane and Marie Louise Mullane as Trustees of the Mullane Family Trust, dated January 31, 2017, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on February 6, 2017 and incorporated herein by reference.

10.07	Form of Escrow Agreement, by and among H/Cell Energy Corporation, Turquino Equity LLC, Stephen Paul Mullane and Marie Louise Mullane as Trustees of the Mullane Family Trust, and Sichenzia Ross Ference Kesner LLP, dated January 31, 2017, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on February 6, 2017 and incorporated herein by reference.

14.01	Code of Business Conduct and Ethics for Employees, Executive Officers and Directors, filed herewith.

21.01	List of Subsidiaries, filed herewith.

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from H/Cell Energy Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

H/CELL ENERGY CORPORATION

Date: March 24, 2017	By:	/s/ ANDREW HIDALGO
Andrew Hidalgo
Chief Executive Officer (Principal Executive Officer)

Date: March 24, 2017	By:	/s/ MATTHEW HIDALGO
Matthew Hidalgo
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ ANDREW HIDALGO	Director	March 24, 2017
Andrew Hidalgo

/s/ JAMES STRIZKI	Director	March 24, 2017
James Strizki

/s/ REZAUL KARIM	Director	March 24, 2017
Rezaul Karim

