Form 10-Q
period 2017-03-31
H/Cell Energy Corp
filed 2017-05-19
CIK 1676580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒ (NOTE: Company has not been subject to the filing requirements for the past 90 days)

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
			Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

As of May 18, 2017, there were 7,041,579 shares of registrant’s common stock outstanding.

H/CELL ENERGY CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

H/CELL ENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(Unaudited)	(as restated)
ASSETS
Current assets:
Cash and cash equivalents	$346,893	$537,867
Accounts receivable ( net retention)	1,521,592	650,886
Prepaid expenses	7,425	14,168
Costs in excess of billings	80,826	91,904
Total current assets	1,956,736	1,294,825

Property and equipment, net	106,603	99,816
Security deposits and other non-current assets	8,718	8,497

Total assets	$2,072,057	$1,403,138

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$1,394,199	$713,237
Billings in excess of costs	104,718	83,538
Sales tax payable	120,617	114,085
Total current labilities	1,619,534	910,860

Commitments and Contingencies

Stockholders’ Equity
Common Stock - $0.0001 par value; 25,000,000 shares authorized; 6,941,579 and 3,131,579 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	694	313
Preferred Stock - $0.0001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	-	-
Additional paid-in capital	1,288,041	1,283,422
Accumulated deficit	(796,775)	(740,651)
Accumulated other comprehensive loss	(39,437)	(50,806)
Total stockholders’ equity	452,523	492,278

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$2,072,057	$1,403,138

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

H/CELL ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS - OTHER COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended March 31,
	2017	2016

Revenue
Construction income	$1,850,755	$1,216,004
Related party	16,090	-

Total revenue	1,866,845	1,216,004

Cost of goods sold
Direct costs	1,413,820	914,262
Related party	15,905	-

Total cost of goods sold	1,429,725	914,262

Gross profit	437,120	301,742

Operating expenses
Research and development	-	2,000
General and administrative expenses	493,244	953,495

Total operating expenses	493,244	955,495

Loss from operations	(56,124)	(653,753)
Income tax provision (benefit)	-	-

Net loss	$(56,124)	$(653,753)

Other comprehensive loss, net

Change in foreign currency translation adjustment	11,369	11,268

Comprehensive loss	$(44,755)	$(642,485)

Loss per share
Basic	$(0.01)	$(0.27)

Weighted average common shares outstanding
Basic	5,657,309	2,432,749

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

H/CELL ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2017

	Common Stock		Preferred Stock
	Number of Shares	Amount	Number of shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
Beginning, January 1, 2017	3,131,579	$313	-	-	$1,283,422	$(740,651)	$(50,806)	$492,278

Issuance of common stock January 2017, Pride Acquisition	3,800,000	380			(380)			-

Common stock issued for services	10,000	1			4,999			5,000

Net loss						(56,124)	11,369	(44,755)

Ending, March 31, 2017	6,941,579	$694	-	$-	$1,288,041	$(796,775)	$(39,437)	$452,523

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

H/CELL ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Three Months Ended March 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$(56,124)	$(653,753)
Depreciation and amortization	7,434	694
Stock based compensation	5,000	387,450
Accounts and retainage receivable	(831,900)	510,083
Security deposits and other non-current assets	-	(270)
Prepaid expenses and other costs	7,700	(1,443)
Costs in excess of billings	16,624	72,751
Accounts payable and accrued expenses	637,529	(201,536)
Billings in excess of costs	16,589	(22,866)

Net cash (used in) provided by operating activities	(197,148)	91,110

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of fixed assets	(6,787)	-

Net cash (used in) investing activities	(6,787)	-

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock	-	200,000
Due to stockholders	-	(4,204)

Net cash provided by financing activities	-	195,796

Net Increase (Decrease) in cash and cash equivalents	(203,935)	286,906

Effect of foreign currency translation on cash	12,961	10,329

Cash and cash equivalents -beginning	537,867	141,332

Cash and cash equivalents - ending	$346,893	$438,567

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

H/CELL ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND 2016 (UNADUITED)

1.	ORGANIZATION AND LINE OF BUSINESS

H/Cell Energy Corporation (the “Company”) was incorporated in the state of Nevada on August 17, 2015. The Company, based in Flemington, N.J., is a company whose principal operations consist of designing and installing hydrogen energy systems. Effective January 31, 2017, the Company acquired The Pride Group (QLD) Pty Ltd, an Australian company (“Pride”) (see Note 10). Founded in 1997, Pride is a provider of security systems integration for a variety of customers in the government and commercial sector and has launched a new clean energy systems division to focus on the high growth renewable energy market in Asia-Pacific.

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and cover the three months ended March 31, 2017. These condensed consolidated financial statements should be read in conjunction with the financial statements and additional information as contained in our Annual Report on Form 10-K for the year ended December 31, 2016. Results of operations for the three-month period ended March 31, 2017 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2017. The other information in these condensed consolidated financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise.

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

Accounts and Retainage Receivable

Accounts receivable are recorded when invoices are issued and are presented in the balance sheet net of the allowance for doubtful accounts. The allowance for doubtful accounts is estimated based on the Company’s historical losses, the existing economic conditions in the construction industry, and the financial stability of its customers. Accounts are written off as uncollectible after collection efforts have failed. In addition, the Company does not generally charge interest on past-due accounts or require collateral. At March 31, 2017 and 2016, there was no allowance for doubtful accounts required.

Property and Equipment, and Depreciation

Property and equipment are stated at cost. Depreciation is generally provided using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the remaining term of the lease or the estimated useful life of the improvement.

Repairs and maintenance that do not improve or extend the lives of the property and equipment are charged to expense as incurred.

H/CELL ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND 2016 (UNADUITED)

Comprehensive Income (Loss)

Comprehensive income (loss) consists of two components, net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to revenue, expenses, gains and losses that are recorded as an element of stockholder’s equity but are excluded from net income (loss). The Company’s other comprehensive income (loss) is comprised of foreign currency translation adjustments.

Foreign Currency Translation

Assets, liabilities, revenue and expenses denominated in non-U.S. currencies are translated at the rate of exchange prevailing on the date of the balance sheet. Gains (losses) on translation of the financial statements are from the Company’s operations where the functional currency is not the U.S. dollar. Translation gains (losses) are reflected as a component of accumulated other comprehensive income (loss). Gains (losses) on foreign currency transactions are included in the statements of Operations.

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

Revenues and expenses related to service and maintenance contracts are booked when costs are incurred and billed when the job is complete.

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

Cash and Cash Equivalents

Cash and cash equivalents includes cash in bank and money market funds as well as other highly liquid investments with an original maturity of three months or less. The Company had no cash equivalents as of March 31, 2017. At times during the three months ended March 31, 2017, balances exceeded the FDIC insurance limit of $250,000.

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

H/CELL ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND 2016 (UNADUITED)

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

The federal income tax returns of the Company are subject to examination by the IRS, generally for the three years after they are filed. The Company’s 2015 return is still open for examination by the taxing authorities.

There was no provision for income taxes for the three months ended March 31, 2017.

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

Operating Loss and Tax Credit Carryforwards

At March 31, 2017, the Company has loss carryforwards totaling approximately $41,000 that may be offset against future taxable income. The carryforward expires in 2036.

Net Income (Loss) Per Common Share

The Company computes basic net income (loss) per share by dividing net income (loss) per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic and diluted loss per share excludes potentially dilutive securities because their inclusion would be anti-dilutive. Potentially-dilutive securities excluded from the computation of basic and diluted net loss per share for the quarter ended March 31, 2017 are as follows:

H/CELL ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND 2016 (UNADUITED)

March 31, 2017

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

In June 2016, the Company entered into a contract with Rezaul Karim, one of its then directors, for the installation of an HC-1 system. The system installation was approximately 50% complete as of March 31, 2017 and generated $16,090 of revenue for the three months ended March 31, 2017. The Company subcontracted the installation of the system to Renewable Energy Holdings LLC (“REH”), a company owned by Mike Strizki, one of the Company’s executive officers. James Strizki, one of the Company’s executive officers, is vice president of operations at REH. Costs incurred were $15,905 for REH for the three months ended March 31, 2017.

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

At March 31, 2017 and December 31, 2016, the balances due to Turquino Equity LLC, a significant shareholder, amounted to approximately $61,000 and $52,000, respectively, which are included in accounts payable on the balance sheet. These balances represent expenses for management services. For the three months ended March 31, 2017 and 2016, management fees expensed totaled $45,826 and $38,345, respectively.

4.	SIGNIFICANT CONCENTRATIONS OF CREDIT RISK

Cash is maintained at an authorized deposit-taking institution (bank) incorporated in both the United States and Australia and is insured by the U.S. Federal Deposit Insurance Corporation and Australian Securities & Investments Commission up to $250,000 and approximately $186,000 USD in total, respectively. At March 31, 2017 and 2016, cash balances did not exceed either threshold.

Credit risk for trade accounts is concentrated as well because substantially all of the balances are receivable from entities located within certain geographic regions. To reduce credit risk, the Company performs ongoing credit evaluations of its customers’ financial conditions, but does not generally require collateral. In addition, at March 31, 2017, approximately 66% of the Company’s accounts receivable was due from two unrelated customers, 53% and 13%, respectively; and, at March 31, 2016, approximately 13% of the Company’s accounts receivable was due from one customer.

H/CELL ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND 2016 (UNADUITED)

5.	MAJOR CUSTOMERS

During the three months ended March 31, 2017, there were two customers with a concentration of 10% or higher. During the three months ended March 31, 2016 there was one customer with a concentration of 10% or higher of the Company’s revenue.

6.	PROPERTY AND EQUIPMENT

At March 31, 2017 and December 31, 2016, property and equipment were comprised of the following:

	March 31, 2017	December 31, 2016
Furniture and fixtures (5 to 7 years)	$6,702	$6,320
Machinery and equipment (5 to 7 years)	21,900	34,480
Computer and software (3 to 5 years)	83,889	79,098
Auto and truck (5 to 7 years)	234,900	227,456
Leasehold improvements (life of lease)	39,691	37,425
	387,082	384,779
Less accumulated depreciation	280,479	284,963
	$106,603	$99,816

Depreciation expense for the three months ended March 31, 2017 and 2016 amounted to $7,287 and $3,357, respectively.

7.	UNCOMPLETED CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts are summarized as follows at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Costs incurred on uncompleted contracts	$2,042,082	$2,193,406
Estimated earnings	946,868	629,086
Costs and estimated earnings earned on uncompleted contracts	2,988,950	2,822,492
Billings to date	2,616,487	2,558,700
Costs and estimated earnings in excess of billings on uncompleted contracts	372,463	263,792
Costs and earnings in excess of billings on completed contracts	396,515	255,426
	$(24,052)	$8,366

Costs in excess of billings	$80,826	$91,904
Billings in excess of cost	(104,718)	(83,538)
	$(24,052)	$8,366

8.	LEASES

The Company entered into two operating leases for office space in Woombye and Brisbane, Queensland, Australia, both expiring in April 2018. The future minimum payments on the leases for each of the next two years and in the aggregate amount to the following:

2017	$61,284
2018	68,005
$129,289

Rent expense for each of the three months ended March 31, 2017 and 2016 amounted to approximately $23,000 and is included in “General and Administrative” expenses on the related statements of operations.

H/CELL ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND 2016 (UNADUITED)

9.	CONTRACT BACKLOG

As of March 31, 2017, the Company had a contract backlog approximating $1,661,000, with anticipated direct costs to complete approximating $1,270,000. At March 31, 2016, the Company had a contract backlog approximating $948,000, with anticipated direct costs to complete approximating $650,000.

10.	ACQUISITION UNDER COMMON CONTROL

On January 31, 2017 (the “Closing Date”), the Company entered into a share exchange agreement (the “Exchange Agreement”) by and among the Company, The Pride Group (QLD) Pty Ltd., an Australian corporation (“Pride”), Turquino Equity LLC (“Turquino”) and Stephen Paul Mullane and Marie Louise Mullane as Trustees of the Mullane Family Trust (the “Mullane Trust” and together with Turquino, the “Pride Shareholders”). Andrew Hidalgo and Matthew Hidalgo, the Company’s Chief Executive Officer and Chief Financial Officer, respectively, are each a managing partner of Turquino.

Pursuant to the Exchange Agreement, the Company acquired all of the issued and outstanding capital stock of Pride from the Pride Shareholders in exchange for an aggregate of 3,800,000 shares of the Company’s common stock (the “Acquisition Shares”). As a result, the combination of the Company and Pride pursuant to the Exchange Agreement is considered a business combination of companies under common control and will be accounted for in a manner similar to a pooling-of-interests. The accompanying financial statements have been retrospectively restated as a result of an acquisition of another company under common control with the Company, which was completed in January 2017.

11.	STOCK OPTIONS AWARDS AND GRANTS

A summary of the stock option activity and related information for the 2016 Plan from August 17, 2015 (date of inception) to March 31, 2017 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at August 17, 2015 (date of inception)	-
Grants	-
Exercised	-
Canceled	-
Outstanding at December 31, 2015	-
Grants	1,000,000	$0.01	5.00	$385,833
Exercised	-
Canceled	-
Outstanding at December 31, 2016	1,000,000	$0.01	4.19	$385,833
Grants	-
Exercised	-
Canceled	-
Outstanding at March 31, 2017	1,000,000	$0.01	3.95	385,833

Vested and expected to vest at March 31, 2017	-
Exercisable at March 31, 2017	1,000,000	$0.01	3.95	$385,833

H/CELL ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND 2016 (UNADUITED)

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s estimated market stock price of $0.3958 as of March 31, 2016, which would have been received by the option holders had those option holders exercised their options as of that date.

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

The Company accounts for the expected life of options based on the contractual life of options for non-employees and for non-statutory options granted to employees. For incentive options granted to employees, the Company accounts for the expected life in accordance with the “simplified” method, which is used for “plain-vanilla” options, as defined in the accounting standards codification. The risk-free interest rate was determined from the implied yields of U.S. Treasury zero-coupon bonds with a remaining life consistent with the expected term of the options. The fair value of stock-based payment awards was estimated using the Black-Scholes pricing model.

The following table presents information related to stock options at March 31, 2017:

Options Outstanding		Options Exercisable
Weighted
		Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$0.01	1,000,000	3.95	-

As of March 31, 2017, there was no unrecognized compensation expense.

12.	SEGMENT INFORMATION

Our business is organized into two reportable segments: renewable systems integration revenue and non-renewable systems integration revenue. Asset information by operating segment is not presented below since our chief operating decision maker (“CODM”) does not review this information by segment. Our CODM is our chief executive officer. The reporting segments follow the same accounting policies used in the preparation of the Company’s unaudited condensed consolidated financial statements. The following represents selected information for the Company’s reportable segments for the three months ended March 31, 2017 and 2016.

	For the Three Months Ended
	March 31, 2017	March 31, 2016
Revenue by Segment
Renewable Systems Integration	$16,090	$-
Non-renewable Systems Integration	1,850,755	1,216,004
	$1,866,845	$1,216,004

Cost of Sales by Segment
Renewable Systems Integration	$16,163	$-
Non-renewable Systems Integration	1,413,562	914,262
	$1,429,725	$914,262

Operating Expenses
Renewable Systems Integration	$46,435	$431,005
Non-renewable Systems Integration	446,809	524,490
	$493,244	$955,495

Operating (Loss) Income by Segment
Renewable Systems Integration	$(46,105)	$(431,005)
Non-renewable Systems Integration	(10,019)	(222,748)
	$(56,124)	$(653,753)

H/CELL ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND 2016 (UNADUITED)

13.	RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606). This ASU provides guidance for revenue recognition and affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry specific guidance. The standard’s core principle is the recognition of revenue when a company transfers promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers” (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 to fiscal years beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted for fiscal years beginning after December 15, 2016. We have begun a limited evaluation of the provisions of ASU 2014-09 and the impact, if any, it may have on our financial position and results of operations. As of March 31, 2017 management has deemed the impact as immaterial.

In March 2016, FASB issued ASU No. 2016-09, “Improvements to Employee Share-based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We do not believe the accounting standards currently adopted have a material effect on the accompanying condensed consolidated financial statements.

During January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments — Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The standard addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is not permitted with the exception of certain provisions related to the presentation of other comprehensive income. The adoption of ASU 2016-01 is not expected to have a material impact on our financial position, results of operations or cash flows.

During February 2016, the FASB issued ASU No. 2016-02, “Leases” (“ASU 2016-02”). The standard requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The update also expands the required quantitative and qualitative disclosures surrounding leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The adoption of ASU 2016-02 is not expected to have a material impact on our financial position, results of operations or cash flows due to an insignificant number of leases that the Company has entered into.

In August 2016, FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 clarifies the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. ASU 2016-15 is effective for fiscal years, and interim periods within those years beginning after December 15, 2017. Early adoption is permitted. The Company does not expect the adoption of ASU No. 2016-15 to have a material impact on its financial statements.

Management does not believe there would have been a material effect on the accompanying financial statements had any other recently issued, but not yet effective, accounting standards been adopted in the current period.

H/CELL ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND 2016 (UNADUITED)

14.	GOING CONCERN

As reflected in the accompanying financial statements, the Company had a net loss of $56,124 and net cash used in operations of $197,148 for the three months ended March 31, 2017, and cash of $346,893, stockholders’ equity of $452,523 and an accumulated deficit of $796,775 at March 31, 2017. In addition, the Company is a start-up in the renewable energy space.

Management has evaluated the significance of these conditions and under these circumstances expects that its current cash resources as well as projections for 2017 would be sufficient to sustain operations for a period greater than one year from this report issuance date.

15.	SUBSEQUENT EVENTS

On April 3, 2017, a consultant and former director exercised options to acquire 100,000 shares of the Company’s common stock.

On April 3, 2017, the Company, in connection with the appointment of two new directors, granted each of them options to purchase 50,000 shares of the Company’s common stock under the 2016 Plan. The options have a term of five years, and an exercise price of $2.00 per share, with 50% of the options vesting on April 3, 2018 and the remaining 50% vesting on April 3, 2019.

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

Business Overview

We were formed in August 2015 to expand upon the successful implementation of a hydrogen energy system used to completely power a residence or commercial property with clean energy so that it can run independent of the utility grid and also provide energy to the utility grid for monetary credits. This unique system uses renewal energy as its source for hydrogen production. We believe that it is a revolutionary green-energy concept that is safe, renewable, self-sustaining and cost effective. On January 31, 2017, the Company acquired The Pride Group (QLD) Pty Ltd, an Australian company (“Pride”). Founded in 1997, Pride is a provider of security systems integration for a variety of customers in the government and commercial sector and has launched a new clean energy systems division to focus on the high growth renewable energy market in Asia-Pacific.

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

We have succeeded in developing a hydrogen energy system designed to create electricity that is generated by renewable solar energy. We call the hydrogen energy system the HC-1. The HC-1 system functions as a self-sustaining renewable energy system. It can be configured as an off grid solution for all your electricity needs or it can be connected to the grid to generate energy credits. Its production of hydrogen is truly eco-friendly, as it is not produced by the use of fossil fuels. It is a system comprised of solar modules, inverters, batteries, a hydrogen generator, a fuel cell and a hydrogen storage tank.

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

If a customer wishes to connect our system to the electrical grid in order to generate renewable energy credits, the customer needs to obtain interconnection agreements from the applicable local primary electricity utility. In our experience, there has not been any cost involved in obtaining an interconnection agreement, but as the requirements are determined on a local basis, it may be possible that some nominal costs are involved in connection with the process. If the customer obtains an interconnection agreement, once the HC-1 system is operational, the HC-1 system end user can eliminate their electric bill and, if in a permissible state, can begin generating energy credits. In certain states, an end user receives one energy credit for each 1,000 kWh produced through renewal energy. The customer sells these credits to a broker who in turn sells the credits to a utility company so that the utility company can demonstrate their compliance with the regulatory obligations to reduce greenhouse gas emissions. The price per credit can vary depending on supply and demand. Many other states that may not offer an energy credit program, do offer other cash incentives for renewable energy systems.

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

Results of Operations

For the three months ended March 31, 2017 and the three months ended March 31, 2016

Revenue and Cost of Revenue

We had $1,866,845 of revenue and $1,429,725 for cost of revenue during the three months ended March 31, 2017, respectively, of which $16,090 and $15,905, respectively, was related party. We had $1,216,004 of revenue and $914,262 for cost of revenue for the period for the three months ended March 31, 2016. The revenue breakdown by segment is as follows:

	For the Three Months Ended
	March 31, 2017	March 31, 2016
Revenue by Segment
Renewable Systems Integration	$16,090	$-
Non-renewable Systems Integration	1,850,755	1,216,004
	$1,866,845	$1,216,004

General and Administrative Expenses

During the three months ended March 31, 2017, our general and administrative expenses were $493,244. $46,435 was related to the Renewable Systems Integration segment, including $19,500 of legal fees, $7,675 of consulting/dues and subscription fees, which pertained to EDGAR fees and OTC Market annual listing fees, $5,000 of stock based compensation, $3,519 of travel, a New Jersey state tax of $750 and $9,991 of miscellaneous expenses.

The Non-renewable Systems Integration segment incurred general and administrative expenses during the three months ended March 31, 2017 of $446,809, including management and administrative salaries of $166,628 along with $100,149 of other various employee expenses, such as vacation and sick time, and management fees of $45,826. In addition, automobile expenses totaled $41,449, which included repairs, fuel and auto allowance. Facilities lease for the Pride offices totaled $22,901. Professional fees of $8,085 consisted of legal and accounting fees incurred for tax and human resources advice. Consulting/dues and subscription fees were $7,290, which pertained to miscellaneous business subscriptions and renewals. We incurred $3,234 of travel and entertainment, business meals, investor relations and promotional expenses. In addition, we incurred other miscellaneous fees of $20,219, bad debt expense of $23,591 and depreciation of $7,437.

During the three months ended March 31, 2016 expenses for our general and administrative expenses were $955,495. $431,005 was related to the Renewable Systems Integration segment, including a grant of an aggregate 1,000,000 options to purchase our common stock in connection with the services rendered, at the exercise price of $0.01 per share for a term of five years, with various vesting periods, and having a fair value of $387,450. Research and development expenses were $2,000 for improvements to our HC-1 system. $40,189 of legal fees in connection with for services rendered in connection with the filing of a registration statement. We had miscellaneous expenses of $1,366.

The Non-renewable Systems Integration segment incurred general and administrative expenses during the three months ended March 31, 2016 of $524,490, including management and administrative salaries of $164,103, $181,580 of other various employee expenses, such as vacation and sick time, and management fees of $38,148. Automobile expenses totaled $54,553, which included repairs, fuel, lease and auto allowance. Facilities lease for the Pride offices totaled $22,682. In addition, we incurred other miscellaneous fees of $50,045, of which $15,600 was for telecommunications, $10,075 of legal and accounting fees, and $3,304 of depreciation.

Net Loss

As a result of the foregoing, we had a net loss of $56,124 for the three months ended March 31, 2017 and a net loss of $653,753 for the period for the three months ended March 31, 2016.

Liquidity and Capital Resources

As of March 31, 2017, we had working capital of $337,202, comprised of $346,893 of cash and cash equivalents, $1,521,592 of accounts receivables, $7,425 of prepaid expenses and $80,826 of costs in excess of billings. We had $1,394,199 of accounts payables, $104,718 of billings in excess of cost and $120,617 of sales tax payable, which made up current liabilities at March 31, 2017. For the three months ended March 31, 2017, we used $197,148 of cash in operating activities, which represented our net loss of $56,124 and $637,529 of changes in accounts payable, offset by $7,434 of depreciation and amortization, $831,900 of changes in accounts receivables, $7,700 of prepaid expenses, $16,624 of costs in excess of billings and $16,589 of billings in excess of cost. We had $6,787 from investing activities from the purchase of fixed assets. For the three months ended March 31, 2016, we had $91,110 of net cash provided by operating activities and we had $195,796 of cash provided by financing activities, comprised of $200,000 from the issuance of common stock less $4,204 due to stockholders. We did not have any cash used in investing activities for the three months ended March 31, 2016.

In the future we expect to incur expenses related to compliance for being a public company and travel related to visiting potential customer sites. We expect that our general and administrative expenses will increase as we expand our business development, add infrastructure and incur additional costs related to being a public company, including incremental audit fees, investor relations programs and increased professional services.

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

We presently do not have any available credit, bank financing or other external sources of liquidity. Due to our brief history, our operations have not been a source of liquidity. We may need to obtain additional capital in order to expand operations and fund our activities. Future financing may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. Even if we are able to raise the funds if required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we may be required to delay, reduce the scope of or eliminate our marketing and business development services.

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

Website Development Costs

In accordance with FASB Accounting Standards Codification (“ASC”) 350, Website Development Costs, website development is segregated into three stages or activities. During the initial, or planning stage, all related costs are expensed as incurred. The second phase is the development of the site, which includes costs incurred for web application and infrastructure, as well as graphics development. Costs incurred during the second phase are capitalized and then amortized when the website is ready for its intended use. Stage three consists of costs incurred for post-implementation work, such as security, training and administration. Such costs incurred during this phase are expensed as incurred. Expenditures for additional upgrades and features once the website is launched are capitalized if the upgrades and enhancements furnish additional functionality; otherwise, such costs are expensed as incurred.

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

As of March 31, 2017, we had 1,000,000 options outstanding to purchase shares of common stock, none of which were vested.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606). This ASU provides guidance for revenue recognition and affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry specific guidance. The standard’s core principle is the recognition of revenue when a company transfers promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers” (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 to fiscal years beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted for fiscal years beginning after December 15, 2016. We have begun a limited evaluation of the provisions of ASU 2014-09 and the impact, if any, it may have on our financial position and results of operations. As of March 31, 2017 management has deemed the impact as immaterial.

In March 2016, FASB issued ASU No. 2016-09, “Improvements to Employee Share-based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We do not believe the accounting standards currently adopted will have a material effect on our financial statements.

During January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments — Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The standard addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is not permitted with the exception of certain provisions related to the presentation of other comprehensive income. The adoption of ASU 2016-01 is not expected to have a material impact on our financial position, results of operations or cash flows.

During February 2016, the FASB issued ASU No. 2016-02, “Leases” (“ASU 2016-02”). The standard requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The update also expands the required quantitative and qualitative disclosures surrounding leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The adoption of ASU 2016-02 is not expected to have a material impact on our financial position, results of operations or cash flows due to an insignificant number of leases that we have entered into.

In August 2016, FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 clarifies the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. ASU 2016-15 is effective for fiscal years, and interim periods within those years beginning after December 15, 2017. Early adoption is permitted. We do not expect the adoption of ASU No. 2016-15 to have a material impact on our financial statements.

Management does not believe there would have been a material effect on the accompanying financial statements had any other recently issued, but not yet effective, accounting standards been adopted in the current period.

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

Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, as a result of the material weaknesses described below, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

a)	Due to our small size, we did not have sufficient personnel in our accounting and financial reporting functions at the public, parent company level. As a result, we were not able to achieve adequate segregation of duties and were not able to provide for adequate review of the financial statements. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the consolidated financial statements will not be prevented or detected on a timely basis;

b)	We did not maintain sufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of U.S. GAAP commensurate with our complexity and our financial accounting and reporting requirements as it related to accounting for an acquisition under common control in connection with our acquisition of Pride. This control deficiency is pervasive in nature. Further, there is a reasonable possibility that material misstatements of the financial statements including disclosures will not be prevented or detected on a timely basis as a result; and

c)	We lacked sufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of U.S. GAAP and SEC disclosure requirements.

We are committed to improving our financial organization. As part of this commitment, we will create a segregation of duties consistent with control objectives and will look to increase our personnel resources and technical accounting expertise within the accounting function when possible to appropriately address non-routine or complex accounting matters. As a result of our acquisition of Pride in January 2017, we increased our accounting personnel and technical accounting expertise within the accounting function, including accounting personnel with experience in U.S. public reporting requirements, however, those employees only handle accounting as it relates to Pride and not our company on a consolidated basis.

Management believes that hiring additional knowledgeable personnel with technical accounting expertise will remedy the following material weaknesses: (A) lack of sufficient personnel in our accounting and financial reporting functions to achieve adequate segregation of duties; and (B) insufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of U.S. GAAP commensurate with our complexity and our financial accounting and reporting requirements.

Management believes that the hiring of additional personnel who have the technical expertise and knowledge with the non-routine or technical issues we have encountered in the past will result in both proper recording of these transactions and a much more knowledgeable finance department as a whole. Due to the fact that our accounting staff at the parent level currently consists of our Chief Financial Officer, additional personnel will also ensure the proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support us if personnel turnover issues within the department occur. We believe this will greatly decrease any control and procedure issues we may encounter in the future. We currently engage an outside accounting firm to assist us in the preparation of our condensed consolidated financial statements and anticipate doing so until we have a sufficient number of internal accounting personnel to achieve compliance. As necessary, we will engage consultants in the future in order to ensure proper accounting for our condensed consolidated financial statements.

In addition, we intend to create written policies and procedures for accounting and financial reporting with respect to the requirements and application of U.S. GAAP and SEC disclosure requirements during the 2017 fiscal year.

We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not a party to any material legal proceedings or claims.

Item 1A. Risk Factors

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 31, 2017, we entered into a share exchange agreement (the “Exchange Agreement”) by and among us, The Pride Group (QLD) Pty Ltd., an Australian corporation (“Pride”), Turquino Equity LLC (“Turquino”) and Stephen Paul Mullane and Marie Louise Mullane as Trustees of the Mullane Family Trust (the “Mullane Trust” and together with Turquino, the “Pride Shareholders”). Andrew Hidalgo and Matthew Hidalgo, the Company’s Chief Executive Officer and Chief Financial Officer, respectively, are each a managing partner of Turquino.

Pursuant to the Exchange Agreement, we acquired all of the issued and outstanding capital stock of Pride from the Pride Shareholders in exchange for an aggregate of 3,800,000 shares of our common stock.

The issuances of our common stock were exempt from registration under the Securities Act of 1933, as amended, in reliance upon Section 4(a)(2) of the Securities Act.

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

H/CELL ENERGY CORPORATION

Date: May 19, 2017	By:	/s/ ANDREW HIDALGO
Andrew Hidalgo
Chief Executive Officer (Principal Executive Officer)

Date: May 19, 2017	By:	/s/ MATTHEW HIDALGO
Matthew Hidalgo
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

