Form 10-Q
period 2017-06-30
H/Cell Energy Corp
filed 2017-08-14
CIK 1676580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission file number: 000-55802

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

As of August 11, 2017, there were 7,041,579 shares of registrant’s common stock outstanding.

H/CELL ENERGY CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

H/CELL ENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$293,769	$537,867
Accounts receivable (net retention)	1,634,929	650,886
Prepaid expenses	7,043	14,168
Costs and earnings in excess of billings	27,166	91,904
Total current assets	1,962,907	1,294,825

Property and equipment, net	102,076	99,816
Security deposits and other non-current assets	8,599	8,497

Total assets	$2,073,582	$1,403,138

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$1,062,732	$661,237
Management fees payable – related party	46,000	52,000
Billings in excess of costs and earnings	168,919	83,538
Sales tax payable	114,422	114,085
Total current liabilities	1,392,073	910,860

Commitments and contingencies

Stockholders’ equity
Common Stock - $0.0001 par value; 25,000,000 shares authorized; 7,041,579 and 3,131,579 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	704	313
Preferred Stock - $0.0001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	-	-
Additional paid-in capital	1,302,487	1,283,422
Accumulated deficit	(589,293)	(740,651)
Accumulated other comprehensive loss	(32,389)	(50,806)
Total stockholders’ equity	681,509	492,278

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$2,073,582	$1,403,138

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

H/CELL ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS – OTHER COMPREHENSIVE INCOME

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016

Revenue
Construction income	$1,906,495	$1,531,479	$3,757,250	$2,747,483
Related party	24,163	1,500	40,253	1,500

Total revenue	1,930,658	1,532,979	3,797,503	2,748,983

Cost of goods sold
Direct costs	1,147,909	990,723	2,561,729	1,904,985
Direct costs – related party	34,440	1,500	50,345	1,500

Total cost of goods sold	1,182,349	992,223	2,612,074	1,906,485

Gross profit	748,309	540,756	1,185,429	842,498

Operating expenses
Research and development	-	-	-	2,000
General and administrative expenses	498,124	527,778	945,369	1,442,177
Management fees – related party	45,000	38,000	91,000	77,000

Total operating expenses	543,124	565,778	1,036,369	1,521,177

Income (Loss) from operations	205,185	(25,022)	149,060	678,679

Other income	2,297	7,767	2,298	7,671

Net income (loss)	$207,482	$(17,255)	$151,358	$(671,008)

Other comprehensive income (loss), net

Change in foreign currency translation adjustment	7,048	43,108	18,417	54,376

Comprehensive income (loss)	$214,530	$25,853	$169,775	$(616,632)

Earnings (Loss) per share
Basic	$0.03	$(0.01)	$0.02	$(0.26)
Diluted	$0.03	$(0.01)	$0.02	$(0.26)
Weighted average common shares outstanding
Basic	7,039,357	2,709,357	6,355,468	2,571,387
Diluted	7,948,091	2,709,357	7,259,155	2,571,387

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

H/CELL ENERGY CORPORATION

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2017

	Common Stock		Preferred Stock
							Accumulated
	Number of Shares	Amount	Number of shares	Amount	Additional Paid-In Capital	Accumulated Income (Deficit)	Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Beginning, January 1, 2017	3,313,579	$313	-	$-	$1,283,422	$(740,651)	$(50,806)	$492,278

Issuance of common stock in January 2017, Pride Acquisition	3,800,000	380	-	-	(380)	-	-	-

Common stock issued for services	10,000	1	-	-	4,999	-	-	5,000

Stock-based compensation expense	-	-	-	-	13,456	-	-	13,456

Proceeds from stock option exercise	100,000	10	-	-	990	-	-	1,000

Net income	-	-	-	-	-	151,358	18,417	169,775

Ending, June 30, 2017	7,041,579	$704	-	$-	$1,302,487	$(589,293)	$(32,389)	$681,509

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

H/CELL ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Six Months Ended June 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$151,358	$(671,008)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	14,559	7,514
Stock-based compensation	18,456	387,450
Change in operating assets and liabilities:
Accounts and retainage receivable	(929,652)	564,016
Prepaid expenses and other costs	8,099	768
Costs in excess of billings	69,843	52,902
Accounts payable and accrued expenses	339,043	(230,175)
Billings in excess of costs	88,802	(50,957)

Net cash provided by (used in) provided by operating activities	(239,492)	60,510

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of fixed assets	(19,889)	(551)
Proceeds from disposition of property and equipment	2,298	7,671

Net cash provided by (used in) investing activities	(17,591)	7,120

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock, net	-	450,000
Proceeds related to stock option exercises	1,000	-
Repayment to stockholders	-	(1,829)

Net cash provided by financing activities	1,000	448,171

Net Increase (decrease) in cash and cash equivalents	(256,803)	515,801

Effect of foreign currency translation on cash	11,985	35,620

Cash and cash equivalents, beginning of period	537,867	141,332

Cash and cash equivalents, end of period	$293,769	$692,753

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

H/CELL ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 AND 2016 (UNADUITED)

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and cover the six months ended June 30, 2017. These condensed consolidated financial statements should be read in conjunction with the financial statements and additional information as contained in our Annual Report on Form 10-K for the year ended December 31, 2016. Results of operations for the three and six month periods ended June 30, 2017 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2017. The other information in these condensed consolidated financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise.

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

Accounts and Retainage Receivable

Accounts receivable are recorded when invoices are issued and are presented in the balance sheet net of the allowance for doubtful accounts. The allowance for doubtful accounts is estimated based on the Company’s historical losses, the existing economic conditions in the construction industry, and the financial stability of its customers. Accounts are written off as uncollectible after collection efforts have failed. In addition, the Company does not generally charge interest on past-due accounts or require collateral. At June 30, 2017 and 2016, there was no allowance for doubtful accounts required.

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

JUNE 30, 2017 AND 2016 (UNADUITED)

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

Revenue Recognition

Revenues and related costs on construction contracts are recognized using the “percentage of completion method” of accounting in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605-35, Accounting for Performance of Construction-Type and Certain Production Type Contracts. Under this method, contract revenues and related expenses are recognized over the performance period of the contract in direct proportion to the costs incurred as a percentage of total estimated costs for the entirety of the contract. Costs include direct material, direct labor, subcontract labor and any allocable indirect costs. All un-allocable indirect costs and corporate general and administrative costs are charged to the periods as incurred.

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

Cash and Cash Equivalents

Cash and cash equivalents includes cash in bank and money market funds as well as other highly liquid investments with an original maturity of three months or less. The Company had no cash equivalents as of June 30, 2017. At times during the six months ended June 30, 2017, balances exceeded the FDIC insurance limit of $250,000.

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

H/CELL ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 AND 2016 (UNADUITED)

Income Taxes

The Company uses the asset and liability method of accounting for income taxes pursuant to FASB ASC 740, Income Taxes (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

The Company recognizes and measures its unrecognized tax benefits in accordance with ASC 740. Under that guidance, management assesses the likelihood that tax positions will be sustained upon examination based on the facts, circumstances and information, including the technical merits of those positions, available at the end of each period. The measurement of unrecognized tax benefits is adjusted when new information is available, or when an event occurs that requires a change.

The Company did not identify any material uncertain tax positions. The Company did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the Company are subject to examination by the IRS, generally for the three years after they are filed. The Company’s 2015 return is still open for examination by the taxing authorities.

There was no provision for income taxes for the three or six months ended June 30, 2017.

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

Operating Loss and Tax Credit Carryforwards

At June 30, 2017, the Company has loss carryforwards totaling approximately $137,000 that may be offset against future taxable income. The carryforward expires in 2036.

Net Income (Loss) Per Common Share

The Company computes basic net income (loss) per share by dividing net income (loss) per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of basic and diluted loss per share excludes dilutive securities because their inclusion would be anti-dilutive. Potentially-dilutive securities excluded from the computation of basic and diluted net loss per share for the three and six months ended June 30, 2017 are as follows:

H/CELL ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 AND 2016 (UNADUITED)

June 30, 2017

Options to purchase common stock	1,000,000
Totals	1,000,000

3.	RELATED PARTY TRANSACTIONS

The Company’s current office space consists of approximately 800 square feet, which is donated to it from one of its executive officers. There is no lease agreement and the Company pays no rent.

Effective February 4, 2016, the Company sold 526,316 shares of common stock to Reza Enterprises, Inc., an entity beneficially owned by Rezaul Karim. In connection with, and as a condition of closing, the Company agreed to appoint Rezaul Karim to its board of directors. Rezaul Karim resigned from the board of directors effective April 1, 2017.

In June 2016, the Company entered into a contract with Rezaul Karim, then one of its directors, for the installation of an HC-1 system. The system installation was approximately 90% complete as of June 30, 2017 and generated $40,253 of revenue for the six months ended June 30, 2017. The Company subcontracted the installation of the system to Renewable Energy Holdings LLC (“REH”), a company owned by Mike Strizki, one of the Company’s executive officers. James Strizki, one of the Company’s executive officers and former director, is vice president of operations at REH. Costs incurred were $50,345 for REH for the six months ended June 30, 2017.

On April 1, 2017, the Company entered into a consulting agreement with Rezaul Karim for a period of one year. As such his function will be to promote our products and services. In April 2017, Rezaul Karim exercised 100,000 options.

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

At June 30, 2017 and December 31, 2016, the balances due to Turquino Equity LLC, a significant shareholder, amounted to approximately $46,000 and $52,000, respectively, which are included in accounts payable on the balance sheet. These balances represent expenses for management services. For the three months ended June 30, 2017 and 2016, management fees expensed totaled approximately $45,000 and $38,000 respectively. For the six months ended June 30, 2017 and 2016, management fees expensed totaled approximately $91,000 and $77,000, respectively.

4.	SIGNIFICANT CONCENTRATIONS OF CREDIT RISK

Cash is maintained at an authorized deposit-taking institution (bank) incorporated in both the United States and Australia and is insured by the U.S. Federal Deposit Insurance Corporation and Australian Securities & Investments Commission up to $250,000 and approximately $186,000 USD in total, respectively.

Credit risk for trade accounts is concentrated as well because substantially all of the balances are receivable from entities located within certain geographic regions. To reduce credit risk, the Company performs ongoing credit evaluations of its customers’ financial conditions, but does not generally require collateral. In addition, at June 30, 2017, approximately 60% of the Company’s accounts receivable was due from two unrelated customers, 36% and 24%, respectively; and, at June 30, 2016, approximately 25% was due from two unrelated customers, 13% and 12%, respectively.

H/CELL ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 AND 2016 (UNADUITED)

5.	MAJOR CUSTOMERS

There were two customers with a concentration of 10% or higher 27%, and 22%, respectively, for the three months ended June 30, 2017, and 35% and 17%, respectively, for the six months ended June 30, 2017. During the three and six months ended June 30, 2016, there was one customer with a concentration of 10% or higher of the Company’s revenue, 10% and 18%, respectively.

6.	PROPERTY AND EQUIPMENT

At June 30, 2017 and December 31, 2016, property and equipment were comprised of the following:

	June 30, 2017	December 31, 2016
Furniture and fixtures (5 to 7 years)	$6,736	$6,320
Machinery and equipment (5 to 7 years)	35,284	34,480
Computer and software (3 to 5 years)	84,310	79,098
Auto and truck (5 to 7 years)	238,447	227,456
Leasehold improvements (life of lease)	39,891	37,425
	404,668	384,779
Less accumulated depreciation	305,592	284,963
	$102,076	$99,816

Depreciation expense for the three months ended June 30, 2017 and 2016 were $7,529 and $4,182 respectively. Depreciation expense for the six months ended June 30, 2017 and 2016 amounted to $14,559 and $7,514, respectively.

7.	UNCOMPLETED CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts are summarized as follows at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Costs incurred on uncompleted contracts	$2,253,444	$2,193,406
Estimated earnings	1,051,706	629,086
Costs and estimated earnings on uncompleted contracts	3,305,150	2,822,492
Billings to date	3,252,542	2,558,700
Costs and estimated earnings in excess of billings on uncompleted contracts	52,608	263,792
Costs and earnings in excess of billings on completed contracts	194,361	255,426
	$(141,753)	$8,366

Costs in excess of billings	$27,166	$91,904
Billings in excess of cost	(168,919)	(83,538)
	$(141,753)	$8,366

8.	LEASES

The Company entered into two operating leases for office space in Woombye and Brisbane, Queensland, Australia, both expiring in April 2018. The future minimum payments on the leases for each of the next two years and in the aggregate amount to the following:

H/CELL ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 AND 2016 (UNADUITED)

Year ending December 31,
2017	$38,883
2018	68,005
$106,888

Rent expense for the three months ended June 30, 2017 and 2016 was approximately $22,000. Rent expense for each of the six months ended June 30, 2017 and 2016 amounted to approximately $45,000 and is included in “General and Administrative” expenses on the related statements of operations.

9.	CONTRACT BACKLOG

As of June 30, 2017, the Company had a contract backlog approximating $819,000, with anticipated direct costs to completion approximating $626,600. At June 30, 2016, the Company had a contract backlog approximating $1,557,500 with anticipated direct costs to completion approximating $1,298,000.

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

A summary of the stock option activity and related information for the 2016 Plan from August 17, 2015 (date of inception) to June 30, 2017 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2015	-
Grants	1,000,000	$0.01	5.00	$387,450
Exercised	-
Canceled	-
Outstanding at December 31, 2016	1,000,000	$0.01	4.19	$387,450
Grants	100,000	2.00	3.25	107,653
Exercised	(100,000)	0.01	-	(38,745)
Canceled	-
Outstanding at June 30, 2017	1,000,000	$1.00	3.35	456,358
Exercisable at June 30, 2017	1,000,000	$1.00	3.35	$456,358

H/CELL ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 AND 2016 (UNADUITED)

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s estimated market stock price of $0.3958 as of March 31, 2016, which would have been received by the option holders had those option holders exercised their options as of that date. It also includes options granted at exercise price of $2.00, which is equal to the closing sales price of the Corporation’s common stock on the date of grant.

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

The following table presents information related to stock options at June 30, 2017:

Options Outstanding		Options Exercisable
Weighted
		Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$0.01	1,000,000	3.35	1,000,000

As of June 30, 2017, there was no unrecognized compensation expense.

12.	SEGMENT INFORMATION

Our business is organized into two reportable segments: renewable systems integration revenue and non-renewable systems integration revenue. Asset information by operating segment is not presented below since our chief operating decision maker (“CODM”) does not review this information by segment. Our CODM is our chief executive officer. The reporting segments follow the same accounting policies used in the preparation of the Company’s unaudited condensed consolidated financial statements. The following represents selected information for the Company’s reportable segments for the three and six months ended June 30, 2017 and 2016.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Revenue by segment
Renewable Systems integration	$24,163	$1,500	$40,253	$1,500
Non-renewable system Integration	1,906,495	1,531,479	3,757,250	2,747,483
	$1,930,658	$1,532,979	$3,797,503	$2,748,983

Cost of sales by segment
Renewable Systems integration	$34,440	$1,500	$50,345	$1,500
Non-renewable system Integration	1,147,909	990,723	2,561,729	1,904,985
	$1,182,349	$992,223	$2,612,074	$1,906,485

Operating expenses
Renewable Systems integration	$102,169	$60,122	$148,604	$491,127
Non-renewable system Integration	440,955	505,656	887,765	1,030,050
	$543,124	$565,778	$1,036,369	$1,521,177
Operating (loss) income by segment
Renewable Systems integration	$(112,446)	$(60,122)	$(158,696)	$(491,127)
Non-renewable system Integration	317,631	35,100	307,756	(187,552)
	$205,185	$(25,022)	$149,060	$(678,679)

H/CELL ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 AND 2016 (UNADUITED)

13.	RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (Topic 606). This ASU provides guidance for revenue recognition and affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry specific guidance. The standard’s core principle is the recognition of revenue when a company transfers promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers” (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 to fiscal years beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted for fiscal years beginning after December 15, 2016. We have begun a limited evaluation of the provisions of ASU 2014-09 and the impact, if any, it may have on our financial position and results of operations.

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

H/CELL ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 AND 2016 (UNADUITED)

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”) to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under this new guidance, modification accounting is required if the fair value, vesting conditions, or classification of the award changes as a result of the change in terms or conditions. ASU 2017-09 is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within each annual reporting period. The Company does not expect the adoption of this guidance to have a material impact on the financial statements.

Management does not believe there would have been a material effect on the accompanying financial statements had any other recently issued, but not yet effective, accounting standards been adopted in the current period.

14.	NET INCOME PER SHARE

The following table sets forth the information needed to compute basic and diluted earnings per share:

	Three months ended June 30, 2017	Six months ended June 30, 2017
Net income	$207,482	$151,358
Weighted average common shares outstanding	7,039,357	6,355,468
Dilutive securities
Options	908,734	903,687
Diluted weighted average common shares outstanding	7,948,091	7,259,155
Basic net income per share	$0.03	$0.02
Diluted net income per share	$0.03	$0.02

For the three and six month periods ended June 30, 2016, certain potential shares of common stock have been excluded from the calculation of diluted income per share because of a net loss, and therefore, the effect on diluted income per share would have been anti-dilutive.

15.	SUBSEQUENT EVENTS

On July 14, 2017, an aggregate of 50,000 non-statutory options were granted to two employees with such options vesting 25% on each of the first through fourth anniversary of issuance, expiring five years from the date of issuance an having an exercise price of $1.50, which is equal to the closing sales price of the Company’s common stock on the date of grant.

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

Results of Operations

For the three months ended June 30, 2017 and 2016

Revenue and Cost of Revenue

We had $1,930,658 of revenue and $1,182,349 for cost of revenue during the three months ended June 30, 2017, respectively, of which $24,163 and $34,440, respectively, was related party. We had $1,532,979 of revenue and $992,223 for cost of revenue for the three months ended June 30, 2016, of which $1,500 was related party for both revenue and cost of revenue. The revenue breakdown by segment is as follows:

	For the Three Months Ended
	June 30, 2017	June 30, 2016
Revenue by segment
Renewable Systems integration	$24,163	$1,500
Non-renewable system Integration	1,906,495	1,531,479
	$1,930,658	$1,532,979

General and Administrative Expenses

During the three months ended June 30, 2017, our general and administrative expenses were $543,124. $102,169 was related to the Renewable Systems Integration segment, including corporate expenses: $12,000 of legal fees, $8,852 of consulting/dues and subscription fees, which pertained to EDGAR fees and OTC Market annual listing fees, $13,457 of stock-based compensation, $2,786 of travel, $60,119 of accounting fees related to audit, consulting and Pride acquisition costs, directors and officers insurance liability of $2,601 and $2,355 of miscellaneous expenses.

The non-renewable Systems Integration segment incurred general and administrative expenses during the three months ended June 30, 2017 of $438,658, including management and administrative salaries of $147,735 along with $114,654 of other various employee expenses, such as vacation and sick time, and management fees of $45,089. In addition, automobile expenses totaled $49,130, which included repairs, fuel and auto allowance. Facilities lease for the Pride offices totaled $21,830. Professional fees of $2,776 consisted of legal and accounting fees incurred for tax and human resources advice. Consulting/dues and subscription fees were $1,329, which pertained to miscellaneous business subscriptions and renewals. Insurances of $11,250, computer expenses of $7,048, a safety audit of $5,166, telecommunications of $7,305, and utilities of $2,496 were also expensed. We incurred $1,461 of travel and entertainment. In addition, we incurred interest expense of $4,814, other miscellaneous fees of $11,596 and depreciation of $7,275.

During the three months ended June 30, 2016, expenses for our general and administrative expenses were $565,778. $60,122 was related to the Renewable Systems Integration segment, including corporate expenses. Professional fees of $42,350 consisted of legal fees incurred in connection with capital raising activities and accounting fees. We incurred $9,098 of travel and entertainment related to a renewables industry convention along with $4,258 of advertising/promotional, $3,321 of dues and subscriptions relating to EDGAR fees. In addition, we incurred $945 of miscellaneous expenses and depreciation of $150.

The non-renewable Systems Integration segment incurred general and administrative expenses during the three months ended June 30, 2016 was $497,889, including management and administrative salaries of $176,857, $152,144 of other various employee expenses, such as vacation and sick time, and management fees of $38,835. Automobile expenses totaled $51,072, which included repairs, fuel, lease and auto allowance. Facilities lease for the Pride offices totaled $22,273. In addition, we incurred $14,013 for telecommunications, $4,224 of depreciation and $46,238 of miscellaneous expenses.

As a result of the foregoing, we had net income of $207,482 for the three months ended June 30, 2017, compared to a net loss of $17,255 for the three months ended June 30, 2016.

For the six months ended June 30, 2017 and 2016

Revenue and Cost of Revenue

For the six months ended June 30, 2017, we had $3,797,503 of revenue and $2,612,074 of cost of revenue, of which $40,253 and $50,345, respectively, was related party. For the six months ended June 30, 2016, we had $2,748,983 of revenue and $1,906,485 for cost of revenue, of which $1,500 was related party for both revenue and cost of revenue. The revenue breakdown by segment is as follows:

	For the Six Months Ended
	June 30, 2017	June 30, 2016
Revenue by segment
Renewable Systems integration	$40,253	$1,500
Non-renewable system Integration	3,757,250	2,747,483
	$3,797,503	$2,748,983

General and Administrative Expenses

During the six months ended June 30, 2017, our general and administrative expenses were $1,036,369. $148,604 was related to the Renewable Systems Integration segment, including corporate expenses: $31,500 of legal fees, $16,526 of consulting/dues and subscription fees, which pertained to EDGAR fees and OTC Market annual listing fees, $18,457 of stock-based compensation, $6,583 of travel, $68,006 of accounting fees related to audit, consulting and Pride acquisition costs, directors and officers insurance liability of $2,601 and $4,932 of miscellaneous expenses.

The non-renewable Systems Integration segment incurred general and administrative expenses during the six months ended June 30, 2017 of $885,467, including management and administrative salaries of $314,306 along with $214,435 of other various employee expenses, such as vacation and sick time, and management fees of $90,899. In addition, automobile expenses totaled $90,565, which included repairs, fuel and auto allowance. Facilities lease for the Pride offices totaled $44,724. Professional fees of $5,860 consisted of legal and accounting fees incurred for tax and human resources advice. Consulting/dues and subscription fees were $2,726, which pertained to miscellaneous business subscriptions and renewals. Insurances of $15,086, computer expenses of $12,938, safety expenses including an audit of $6,230, telecommunications of $14,520, and utilities of $6,342 were also expensed. We incurred $1,948 of travel and entertainment. In addition, we incurred interest expense of $6,391 bad debt expense of $24,019, other miscellaneous fees of $22,216, and depreciation of $14,559.

During the six months ended June 30, 2016 expenses for our general and administrative expenses were $1,521,177. $491,127 was related to the Renewable Systems Integration segment, including corporate expenses. Professional fees of $82,539 consisted of legal fees incurred in connection with capital raising activities and accounting fees. We incurred $10,305 of travel and entertainment related to a renewables industry convention along with $4,258 of advertising/promotional, $3,321 of dues and subscriptions relating to EDGAR fees, and $2,000 in research and development. In addition, we incurred $387,450 of stock-based compensation, $955 of miscellaneous expenses and depreciation of $300.

The non-renewable Systems Integration segment incurred general and administrative expenses during the six months ended June 30, 2016 of $1,022,379, including management and administrative salaries of $339,666, $333,821 of other various employee expenses, such as vacation and sick time, and management fees of $76,710. Automobile expenses totaled $105,291, which included repairs, fuel, lease and auto allowance. Facilities lease for the Pride offices totaled $44,803. In addition, we incurred $29,525 for telecommunications, $10,655 of legal and accounting fees, $7,514 of depreciation and $82,064 of miscellaneous expenses.

As a result of the foregoing, we had net income of $151,358 for the six months ended June 30, 2017 compared to a net loss of $671,008 for the six months ended June 30, 2016.

Liquidity and Capital Resources

As of June 30, 2017, we had working capital of $570,834, comprised of $293,769 of cash and cash equivalents, $1,634,929 of accounts receivables, $7,043 of prepaid expenses and $27,166 of costs in excess of billings, offset by $1,108,732 of accounts payables and accrued expenses, $168,919 of billings in excess of cost and $114,422 of sales tax payable, which made up current liabilities at June 30, 2017.

For the six months ended June 30, 2017, we used $239,492 of cash in operating activities, which represented our net income of $151,358 $339,043 of changes in accounts payable, $14,559 of depreciation and amortization, $8,099 of prepaid expenses, $69,843 of costs in excess of billings, $88,802 of billings in excess of cost and $18,456 of stock-based compensation, offset by $929,652 of changes in accounts receivables,

For the six months ended June 30, 2016, operating activities provided us with $60,510 of cash, which represented our net loss of $671,008, $564,016 of changes in accounts receivables, $387,450 of stock-based compensation, $52,902 of costs in excess of billings, $7,514 of depreciation and amortization, and $768 of prepaid expenses, offset by our net loss of $671,008, $230,175 of changes in accounts payable, and $50,957 of billings not in excess of cost.

For the six months ended June 30, 2017, we used $17,591 in investing activities relating to the purchase of fixed assets of $19,889, offset by $2,298 of proceeds from the disposition of property and equipment. For the six months ended June 30, 2016, we received $7,120 of cash from investing activities relating to $7,671 pf proceeds from the disposition of property and equipment offset by the purchase of fixed assets of $551.

For the six months ended June 30, 2017, we received $1,000 from financing activities, which represented proceeds from the exercise of stock options. For the six months ended June 30, 2016, we received $448,171 from financing activities, which represented $450,000 of proceeds from the sale of our common stock, offset by $1,829 of repayment to stockholders.

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

We presently do not have any available credit, bank financing or other external sources of liquidity. While we have achieved net income from operations as of June 30, 2017, our operations historically have not been a source of liquidity and we cannot be assured they will be in the near future. We may need to obtain additional capital in order to expand operations and fund our activities. Future financing may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. Even if we are able to raise the funds if required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we may be required to delay, reduce the scope of or eliminate our marketing and business development services.

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

As of June 30, 2017, we had 1,000,000 options outstanding to purchase shares of common stock, none of which were vested.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606). This ASU provides guidance for revenue recognition and affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry specific guidance. The standard’s core principle is the recognition of revenue when a company transfers promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers” (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 to fiscal years beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted for fiscal years beginning after December 15, 2016. We have begun a limited evaluation of the provisions of ASU 2014-09 and the impact, if any, it may have on our financial position and results of operations. As of June 30, 2017 management has deemed the impact as immaterial.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”) to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under this new guidance, modification accounting is required if the fair value, vesting conditions, or classification of the award changes as a result of the change in terms or conditions. ASU 2017-09 is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within each annual reporting period. The Company does not expect the adoption of this guidance to have a material impact on the financial statements.

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

Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, as a result of the material weakness described below, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The material weakness, which relates to internal control over financial reporting, that was identified is:

a)	We lacked sufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of U.S. GAAP and SEC disclosure requirements.

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

We have created a segregation of duties consistent with control objectives utilizing an outside consultant for financial statement preparation along with providing technical advice and to address non-routine or complex accounting matters. In addition, as a result of our acquisition of Pride in January 2017, we have incorporated accounting personnel and technical accounting expertise within the accounting function, including accounting personnel with experience in U.S. public reporting requirements.

Except as described above, there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not a party to any material legal proceedings or claims.

Item 1A. Risk Factors

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In April 2017, we issued 100,000 shares of our common stock to a former director upon the exercise of stock options at an exercise price of $0.01 per share.

The issuance of our common stock was exempt from registration under the Securities Act of 1933, as amended, in reliance upon Section 4(a)(2) of the Securities Act.

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

H/CELL ENERGY CORPORATION

Date: August 14, 2017	By:	/s/ ANDREW HIDALGO
Andrew Hidalgo
Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2017	By:	/s/ MATTHEW HIDALGO
Matthew Hidalgo
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

