Form 10-Q
period 2017-09-30
H/Cell Energy Corp
filed 2017-11-09
CIK 1676580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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

As of November 8, 2017, there were 7,041,579 shares of registrant’s common stock outstanding.

H/CELL ENERGY CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

H/CELL ENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$421,071	$537,867
Accounts receivable (net retention)	817,657	650,886
Prepaid expenses	13,675	14,168
Costs and earnings in excess of billings	15,641	91,904
Total current assets	1,268,044	1,294,825

Property and equipment, net	104,764	99,816
Security deposits and other non-current assets	8,583	8,497

Total assets	$1,381,391	$1,403,138

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$536,340	$661,237
Management fees payable – related party	47,000	52,000
Billings in excess of costs and earnings	87,736	83,538
Sales tax payable	58,739	114,085
Total current liabilities	729,815	910,860

Commitments and contingencies

Stockholders’ equity
Common Stock - $0.0001 par value; 25,000,000 shares authorized; 7,041,579 and 3,131,579 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	704	313
Preferred Stock - $0.0001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	-	-
Additional paid-in capital	1,319,072	1,283,422
Accumulated deficit	(641,739)	(740,651)
Accumulated other comprehensive loss	(26,461)	(50,806)
Total stockholders’ equity	651,576	492,278

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$1,381,391	$1,403,138

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

H/CELL ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS – OTHER COMPREHENSIVE INCOME

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
		(As restated)		(As restated)
Revenue
Construction income	$1,292,905	$1,284,362	$5,050,155	$4,031,845
Related party	45,666	-	85,919	1,500

Total revenue	1,338,571	1,284,362	5,136,074	4,033,345

Cost of goods sold
Direct costs	870,369	891,876	3,432,098	2,796,861
Direct costs – related party	37,304	-	87,649	1,500

Total cost of goods sold	907,673	891,876	3,519,747	2,798,361

Gross profit	430,898	392,486	1,616,327	1,234,984

Operating expenses
Research and development	-	-	-	2,000
General and administrative expenses	437,344	347,194	1,379,415	1,790,700
Management fees – related party	46,000	34,000	138,000	102,000

Total operating expenses	483,344	381,194	1,517,415	1,894,700

Income (Loss) from operations	(52,446)	11,292	98,912	(659,716)

Net income (loss)	$(52,446)	$11,292	$98,912	$(659,716)

Other comprehensive income (loss), net

Foreign currency translation adjustment	5,928	127,487	24,345	181,863

Comprehensive income (loss)	$(46,518)	$138,779	$123,257	$(477,853)

Earnings (Loss) per share
Basic	$(0.01)	$0.00	$0.02	$(0.24)
Diluted	$(0.01)	$0.00	$0.01	$(0.24)
Weighted average common shares outstanding
Basic	7,084,436	3,131,579	6,601,873	2,760,170
Diluted	7,084,436	4,108,772	7,526,763	2,760,170

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

H/CELL ENERGY CORPORATION

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

	Common Stock		Preferred Stock				Accumulated
	Number of Shares	Amount	Number of shares	Amount	Additional Paid-In Capital	Accumulated Income (Deficit)	Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Beginning, January 1, 2017	3,313,579	$313	-	$-	$1,283,422	$(740,651)	$(50,806)	$492,278

Issuance of common stock in January 2017, Pride Acquisition	3,800,000	380	-	-	(380)	-	-	-

Common stock issued for services	10,000	1	-	-	4,999	-	-	5,000

Stock-based compensation expense	-	-	-	-	30,041	-	-	30,041

Proceeds from stock option exercise	100,000	10	-	-	990	-	-	1,000

Net income	-	-	-	-	-	98,912	24,345	123,257

Ending, September 30, 2017	7,041,579	$704	-	$-	$1,319,072	$(641,739)	$(26,461)	$651,576

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

H/CELL ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Nine Months Ended September 30,
	2017	2016
		(As restated)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$98,912	$(659,716)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	23,374	15,129
Stock-based compensation	35,041	387,450
Loss on the sale of assets	(77)	(24,996)
Change in operating assets and liabilities:
Accounts and retainage receivable	(108,014)	585,791
Prepaid expenses and other costs	1,490	2,966
Costs in excess of billings	82,431	96,079
Accounts payable and accrued expenses	(251,132)	(231,058)
Billings in excess of costs	(2,576)	(106,540)

Net cash (used in) provided by operating activities	(120,551)	65,105

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of fixed assets	(32,577)	(83,208)
Proceeds from disposition of property and equipment	11,957	20,117

Net cash used in investing activities	(20,620)	(63,091)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock, net	-	341,601
Proceeds related to stock option exercises	1,000	-
Repayment to stockholders	-	(5,420)

Net cash provided by financing activities	1,000	336,181

Net increase (decrease) in cash and cash equivalents	(140,171)	338,195

Effect of foreign currency translation on cash	23,375	15,467

Cash and cash equivalents, beginning of period	537,867	141,332

Cash and cash equivalents, end of period	$421,071	$494,994

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

H/CELL ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND 2016 (UNADUITED)

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These condensed consolidated financial statements should be read in conjunction with the financial statements and additional information as contained in our Annual Report on Form 10-K for the year ended December 31, 2016. Results of operations for the three and nine month periods ended September 30, 2017 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2017. The other information in these condensed consolidated financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise.

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

Accounts and Retainage Receivable

Accounts receivable are recorded when invoices are issued and are presented in the balance sheet net of the allowance for doubtful accounts. The allowance for doubtful accounts is estimated based on the Company’s historical losses, the existing economic conditions in the construction industry, and the financial stability of its customers. Accounts are written off as uncollectible after collection efforts have failed. In addition, the Company does not generally charge interest on past-due accounts or require collateral. At September 30, 2017 and 2016, there was no allowance for doubtful accounts required.

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

SEPTEMBER 30, 2017 AND 2016 (UNADUITED)

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

Cash and Cash Equivalents

Cash and cash equivalents includes cash in bank and money market funds as well as other highly liquid investments with an original maturity of three months or less. The Company had no cash equivalents as of September 30, 2017. At times during the nine months ended September 30, 2017, balances exceeded the FDIC insurance limit of $250,000.

Research and Development Costs

Research and development costs are expensed as incurred. These costs consist primarily of consulting fees, salaries and direct payroll related costs.

Stock-Based Compensation

The Company recognizes expense for its stock-based compensation based on the fair value of the awards at the time they are granted. We estimate the value of stock option awards on the date of grant using the Black-Scholes model. The determination of the fair value of stock-based payment awards on the date of grant is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, expected term, risk-free interest rate, expected dividends and expected forfeiture rates. The forfeiture rate is estimated using historical option cancellation information, adjusted for anticipated changes in expected exercise and employment termination behavior. Our outstanding awards do not contain market or performance conditions.

H/CELL ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND 2016 (UNADUITED)

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

The federal income tax returns of the Company are subject to examination by the IRS, generally for the three years after they are filed. The Company’s 2016 and 2015 return are still open for examination by the taxing authorities.

There was no provision for income taxes for the three or nine months ended September 30, 2017.

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

Operating Loss and Tax Credit Carryforwards

The Company has loss carryforwards totaling approximately $96,000 that may be offset against future taxable income. The carryforward expires in 2036.

Net Income (Loss) Per Common Share

The Company computes basic net income (loss) per share by dividing net income (loss) per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of diluted loss per share excludes dilutive securities for the three months ended September 30, 2017 and the nine months ended September 30, 2016 because their inclusion would be anti-dilutive. Potentially-dilutive securities excluded from the computation of basic and diluted net loss per share for the three months ended September 30, 2017 and the nine months ended September 30, 2016 are as follows:

H/CELL ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND 2016 (UNADUITED)

	September 30, 2017	September 30, 2016

Options to purchase common stock	1,050,000	1,000,000
Totals	1,050,000	1,000,000

3.	RELATED PARTY TRANSACTIONS

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

In June 2016, the Company entered into a contract with Rezaul Karim, then one of its directors, for the installation of an HC-1 system, which has been modified from time to time to increase the scope of the project. The system installation was approximately 75% complete as of September 30, 2017 and generated $85,919 of revenue for the nine months ended September 30, 2017. The Company subcontracted the installation of the system to Renewable Energy Holdings LLC (“REH”), a company owned by Mike Strizki, one of the Company’s executive officers. James Strizki, one of the Company’s executive officers and former director, is vice president of operations at REH. Costs incurred were $87,649 for REH for the nine months ended September 30, 2017.

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

At September 30, 2017 and December 31, 2016, the balances due to Turquino Equity LLC, a significant shareholder owned by Andrew and Matthew Hidalgo, who are the Company’s chief executive officer and chief financial officer, respectively, amounted to approximately $47,000 and $52,000, respectively. These balances represent expenses for management services. For the three months ended September 30, 2017 and 2016, management fees expensed totaled approximately $46,000 and $34,000 respectively. For the nine months ended September 30, 2017 and 2016, management fees expensed totaled approximately $138,000 and $102,000, respectively.

4.	SIGNIFICANT CONCENTRATIONS OF CREDIT RISK

Cash is maintained at an authorized deposit-taking institution (bank) incorporated in both the United States and Australia and is insured by the U.S. Federal Deposit Insurance Corporation and Australian Securities & Investments Commission up to $250,000 and approximately $186,000 USD in total, respectively.

Credit risk for trade accounts is concentrated as well because substantially all of the balances are receivable from entities located within certain geographic regions. To reduce credit risk, the Company performs ongoing credit evaluations of its customers’ financial conditions, but does not generally require collateral. In addition, at September 30, 2017, approximately 31% of the Company’s accounts receivable was due from two unrelated customers, 15% and 16%, respectively; and, at December 31, 2016, approximately 26% was due from one customer.

H/CELL ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND 2016 (UNADUITED)

5.	MAJOR CUSTOMERS

There was one customer with a concentration of 10% or higher of the Company’s revenue, at 19%, for the three months ended September 30, 2017, and two customers, at 29% and 14%, for the nine months ended September 30, 2017. During the three months ended September 30, 2016, there was one customer with a concentration of 10% or higher of the Company’s revenue, at 21%, and for the nine months ended September 30, 2016, there were no customers with a concentration of 10% or higher.

6.	PROPERTY AND EQUIPMENT

At September 30, 2017 and December 31, 2016, property and equipment were comprised of the following:

	September 30, 2017	December 31, 2016
Furniture and fixtures (5 to 7 years)	$6,875	$6,320
Machinery and equipment (5 to 7 years)	36,013	34,480
Computer and software (3 to 5 years)	95,009	79,098
Auto and truck (5 to 7 years)	243,384	227,456
Leasehold improvements (life of lease)	40,714	37,425
	421,995	384,779
Less accumulated depreciation	317,231	284,963
	$104,764	$99,816

Depreciation expense for the three months ended September 30, 2017 and 2016 was $8,454 and $7,111, respectively. Depreciation expense for the nine months ended September 30, 2017 and 2016 amounted to $23,374 and $15,129, respectively.

7.	UNCOMPLETED CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts are summarized as follows at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Costs incurred on uncompleted contracts	$2,289,473	$2,193,406
Estimated earnings	1,116,012	629,086
Costs and estimated earnings on uncompleted contracts	3,405,485	2,822,492
Billings to date	3,292,870	2,558,700
Costs and estimated earnings in excess of billings on uncompleted contracts	112,615	263,792
Costs and earnings in excess of billings on completed contracts	184,710	255,426
	$(72,095)	$8,366

Costs in excess of billings	$15,641	$91,904
Billings in excess of cost	(87,736)	(83,538)
	$(72,095)	$8,366

H/CELL ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND 2016 (UNADUITED)

8.	LEASES

The Company entered into two operating leases for office space in Woombye and Brisbane, Queensland, Australia, both expiring in April 2018. The future minimum payments on the leases for each of the next two years and in the aggregate amount to the following:

Year ending December 31,
2017	$15,383
2018	68,005
$83,388

Rent expense for each of the three months ended September 30, 2017 and 2016 was approximately $23,500. Rent expense for each of the nine months ended September 30, 2017 and 2016 amounted to approximately $68,500 and is included in “General and Administrative” expenses on the related statements of operations.

9.	CONTRACT BACKLOG

As of September 30, 2017, the Company had a contract backlog approximating $995,000, with anticipated direct costs to completion approximating $810,286. At December 31, 2016, the Company had a contract backlog approximating $2,184,117 with anticipated direct costs to completion approximating $1,777,140.

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

A summary of the stock option activity and related information for the 2016 Plan from August 17, 2015 (date of inception) to September 30, 2017 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2015	-
Grants	1,000,000	$0.01	5.00	$387,450
Exercised	-
Canceled	-
Outstanding at December 31, 2016	1,000,000	$0.01	4.19	$387,450
Grants	150,000	1.75	4.65	165,477
Exercised	(100,000)	0.01	-	(38,745)
Canceled	-
Outstanding at September 30, 2017	1,050,000	$.88	4.25	514,182
Exercisable at September 30, 2017	-	$-	-	$-

H/CELL ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND 2016 (UNADUITED)

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s estimated market stock price of $0.3958 as of March 31, 2016, which would have been received by the option holders had those option holders exercised their options as of that date. It also includes options granted at exercise prices of $2.00 and $1.50, which were equal to the closing sales price of the Corporation’s common stock on the dates of grant.

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

The following table presents information related to stock options at September 30, 2017:

Options Outstanding		Options Exercisable
		Weighted
		Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$0.01	900,000	3.44	-
$1.50	50,000	4.79	-
$2.00	100,000	4.51	-

As of September 30, 2017, there was no unrecognized compensation expense.

12.	SEGMENT INFORMATION

The Company’s business is organized into two reportable segments: renewable systems integration revenue and non-renewable systems integration revenue. Asset information by operating segment is not presented below since the Company’s chief operating decision maker (“CODM”) does not review this information by segment. The Company’s CODM is its chief executive officer. The reporting segments follow the same accounting policies used in the preparation of the Company’s unaudited condensed consolidated financial statements. The following represents selected information for the Company’s reportable segments for the three and nine months ended September 30, 2017 and 2016.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Revenue by segment
Renewable systems integration	$45,666	$-	$85,919	$1,500
Non-renewable system integration	1,292,905	1,284,362	5,050,155	4,031,845
	$1,338,571	$1,284,362	$5,136,074	$4,033,345

Cost of sales by segment
Renewable systems integration	$37,304	$-	$87,649	$1,500
Non-renewable system integration	870,369	891,876	3,432,098	2,796,861
	$907,673	$891,876	$3,519,747	$2,798,361

Operating expenses
Renewable systems integration	$57,447	$(69,763)	$206,051	$421,364
Non-renewable system integration	425,897	450,957	1,311364	1,473,336
	$483,344	$381,194	$1,517,415	$1,894,700
Operating (loss) income by segment
Renewable systems integration	$(49,085)	$69,763	$(207,781)	$(421,364)
Non-renewable system integration	(3,361)	(58,471)	306,693	(238,352)
	$(52,446)	$11,292	$98,912	$(659,716)

H/CELL ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND 2016 (UNADUITED)

13.	RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (Topic 606). This ASU provides guidance for revenue recognition and affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry specific guidance. The standard’s core principle is the recognition of revenue when a company transfers promised goods or services to customers in an amount that reflects the consideration to which such company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers” (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 to fiscal years beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted for fiscal years beginning after December 15, 2016. The Company has begun a limited evaluation of the provisions of ASU 2014-09 and the impact, if any, it may have on its financial position and results of operations, which will be addressed in the Company’s year-end annual report.

In March 2016, FASB issued ASU No. 2016-09, “Improvements to Employee Share-based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company does not believe the accounting standards currently adopted will have a material effect on its accompanying condensed consolidated financial statements.

During January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments — Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The standard addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is not permitted with the exception of certain provisions related to the presentation of other comprehensive income. The adoption of ASU 2016-01 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

During February 2016, the FASB issued ASU No. 2016-02, “Leases” (“ASU 2016-02”). The standard requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The update also expands the required quantitative and qualitative disclosures surrounding leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The adoption of ASU 2016-02 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows due to an insignificant number of leases that the Company has entered into.

H/CELL ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 AND 2016 (UNADUITED)

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

14.	NET INCOME PER SHARE

The following table sets forth the information needed to compute basic and diluted earnings per share:

	Nine Months Ended September 30, 2017	Three Months Ended September 30, 2016
Net income (loss)	$98,912	$11,292
Weighted average common shares outstanding	6,601,873	3,131,579
Dilutive securities
Options	924,890	977,193
Diluted weighted average common shares outstanding	7,526,763	4,108,772
Basic net income (loss) per share	$0.02	$0.00
Diluted net income (loss) per share	$0.01	$0.00

For the three month period ended September 30, 2017 and the nine month period ended September 30, 2016, certain potential shares of common stock have been excluded from the calculation of diluted income per share because of a net loss, and therefore, the effect on diluted income per share would have been anti-dilutive.

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

Results of Operations

For the three months ended September 30, 2017 and 2016

Revenue and Cost of Revenue

We had $1,338,571 of revenue and $907,673 for cost of revenue during the three months ended September 30, 2017, respectively, of which $45,666 and $37,304, respectively, was related party. We had $1,284,362 of revenue and $891,876 for cost of revenue for the three months ended September 30, 2016. The revenue breakdown by segment is as follows:

	For the Three Months Ended
	September 30, 2017	September 30, 2016
Revenue by segment
Renewable systems integration	$45,666	$-
Non-renewable system integration	1,292,905	1,284,362
	$1,338,571	$1,284,362

General and Administrative Expenses

During the three months ended September 30, 2017, our general and administrative expenses were $483,344. $57,447 was related to the Renewable Systems Integration segment, including corporate expenses: $16,584 of stock-based compensation, $16,118 of accounting fees, $12,189 of legal fees, $4,102 of dues and subscription fees, which pertained to transfer agent fees and OTC listing fees, $3,901 of liability insurance, $2,456 of travel and $2,097 of miscellaneous expenses.

The Non-renewable Systems Integration segment incurred general and administrative expenses during the three months ended September 30, 2017 of $425,897, including management and administrative salaries of $159,662 along with $94,618 of other various employee expenses, such as vacation and sick time, and management fees of $46,972. In addition, automobile expenses totaled $48,761, which included repairs, fuel and auto allowance. Facilities lease for the Pride offices totaled $24,090. Other expenses included insurance of $11,977, depreciation of $8,365, computer expenses of $7,805, telecommunications of $6,861, accounting fees of $5,063 and other miscellaneous fees of $11,723.

During the three months ended September 30, 2016, expenses for our general and administrative expenses were $381,194, of which $(69,763) was related to the Renewable Systems Integration segment, including corporate expenses. Professional fees of $10,000 consisted of accounting fees. We incurred $7,275 of dues and subscriptions related to transfer agent fees and an OTCQB application fee. In addition, we incurred $1,312 of miscellaneous expenses and a re-classification (credit) of legal fees of $88,350 to additional paid in capital for fees related to the S-1 registration statement.

The Non-renewable Systems Integration segment incurred general and administrative expenses during the three months ended September 30, 2016 was $450,957, including management and administrative salaries of $175,066, $91,035 of other various employee expenses, such as vacation and sick time, and management fees of $39,647. Automobile expenses totaled $57,203, which included repairs, fuel, lease and auto allowance. Facilities lease for the Pride offices totaled $22,947. In addition, we incurred $16,656 for telecommunications, $11,274 of insurance, $7,412 of travel, $7,111 of depreciation, $5,468 of legal fees and $17,138 of miscellaneous expenses.

As a result of the foregoing, we had a net loss of $52,466 for the three months ended September 30, 2017, compared to net income of $11,292 for the three months ended September 30, 2016.

For the nine months ended September 30, 2017 and 2016

Revenue and Cost of Revenue

For the nine months ended September 30, 2017, we had $5,136,074 of revenue and $3,519,747 of cost of revenue, of which $85,919 and $87,649 respectively, was related party. For the nine months ended September 30, 2016, we had $4,033,345 of revenue and $2,798,361 for cost of revenue, of which $1,500 was related party for both revenue and cost of revenue. The revenue breakdown by segment is as follows:

	For the Nine Months Ended
	September 30, 2017	September 30, 2016
Revenue by segment
Renewable Systems integration	$85,919	$1,500
Non-renewable system Integration	5,050,155	4,031,845
	$5,136,074	$4,033,345

General and Administrative Expenses

During the nine months ended September 30, 2017, our general and administrative expenses were $1,517,415. $206,051 was related to the Renewable Systems Integration segment, including corporate expenses: $84,124 of accounting fees related to audit, consulting and Pride acquisition costs, $43,689 of legal fees, $35,041 of stock-based compensation, $20,628 of dues and subscription fees, which pertained to transfer agent, EDGAR fees and OTC Market annual listing fees, $8,761 of travel, directors and officers insurance liability of $6,502 and $7,306 of miscellaneous expenses.

The Non-renewable Systems Integration segment incurred general and administrative expenses during the nine months ended September 30, 2017 of $1,311,364 including management and administrative salaries of $473,968 along with $310,615 of other various employee expenses, such as vacation and sick time, and management fees of $137,871. In addition, automobile expenses totaled $139,326, which included repairs, fuel and auto allowance. Facilities lease for the Pride offices totaled $68,814. Consulting/dues and subscription fees were $12,817, which pertained to miscellaneous business subscriptions and renewals. Professional fees of $12,405 consisted of legal and accounting fees incurred for tax and human resources advice. Other expenses included insurance of $27,063, telecommunications of $21,381, computer expenses of $20,743, $7,803 of utilities and safety expenses, including an audit of $7,477. We also incurred bad debt expense of $24,288, depreciation of $22,924, interest expense of $6,905 $2,039 of travel and entertainment and other miscellaneous fees of $14,925.

During the nine months ended September 30, 2016, expenses for our general and administrative expenses were $1,894,700. $421,364 was related to the Renewable Systems Integration segment, including corporate expenses. We incurred $387,450 of stock-based compensation, $10,770 of travel and entertainment related to a renewables industry convention, $10,596 of dues and subscriptions relating to EDGAR fees, $4,258 of advertising/promotional fees, and professional fees of $4,189, which consisted of legal fees incurred in connection with capital raising activities and accounting fees. We incurred $2,000 in research and development and $2,101 of miscellaneous expenses.

The Non-renewable Systems Integration segment incurred general and administrative expenses during the nine months ended September 30, 2016 of $1,473,336, including management and administrative salaries of $519,129, $451,126 of other various employee expenses, such as vacation and sick time, and management fees of $117,349. Automobile expenses totaled $163,818, which included repairs, fuel, lease and auto allowance. Facilities lease for the Pride offices totaled $68,332. In addition, we incurred $46,544 for telecommunications, $24,632 of insurance, $16,902 of legal and accounting fees, $15,895 of travel, $14,679 of depreciation, $11,592 for computer services and $23,338 of miscellaneous expenses.

As a result of the foregoing, we had net income of $98,912 for the nine months ended September 30, 2017, compared to a net loss of $659,716 for the nine months ended September 30, 2016.

Liquidity and Capital Resources

As of September 30, 2017, we had working capital of $538,229 comprised of $421,071 of cash and cash equivalents, $817,657 of accounts receivables, $15,641 of costs in excess of billings and $13,675 of prepaid expenses, offset by $583,340 of accounts payables and accrued expenses, $87,736 of billings in excess of cost and $58,739 of sales tax payable, which made up current liabilities at September 30, 2017.

For the nine months ended September 30, 2017, we used $120,551 of cash in operating activities, which represented $251,132 of changes in accounts payable, our net income of $98,912. $82,431 of costs in excess of billings, $35,041 of stock-based compensation $23,374 of depreciation and amortization, $2,576 of billings in excess of cost $1,490 of prepaid expenses and $77 gain on fixed asset sales, offset by $108,014 of changes in accounts receivables.

For the nine months ended September 30, 2016, cash provided by operating activities was $65,105, which represented our net loss of $659,716, $585,791 of changes in accounts receivables, $387,450 of stock-based compensation, $96,079 of costs in excess of billings, $24,996 gain on fixed asset sales, $15,129 of depreciation and amortization, and $2,966 of prepaid expenses, offset by $231,058 of changes in accounts payable and $106,540 of billings in excess of cost.

For the nine months ended September 30, 2017, we used $20,620 in investing activities relating to the purchase of fixed assets of $32,577, offset by $11,957 of proceeds from the disposition of property and equipment. For the nine months ended September 30, 2016, we used $63,091 of cash from investing activities relating to $20,117 of proceeds from the disposition of property and equipment offset by the purchase of fixed assets of $83,208.

For the nine months ended September 30, 2017, we received $1,000 from financing activities, which represented proceeds from the exercise of stock options. For the nine months ended September 30, 2016, we received $336,181 from financing activities, which represented $450,000 of proceeds from the sale of our common stock, offset by $108,399 in expenses associated with the capital raises and $5,420 of repayment to stockholders.

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

Our future capital requirements will depend on a number of factors, including the progress of our sales and marketing of our services, the timing and outcome of potential acquisitions, the costs involved in operating as a public reporting company, the status of competitive services, the availability of financing and our success in developing markets for our services. When we enter into contacts with customers, they will be required to make payments in tranches, including a payment after a contract is executed but prior to commencement of the project. We believe our existing cash, together with revenue generated by operations, will be sufficient to fund our operating expenses and capital equipment requirements for at least the next 12 months.

We presently do not have any available credit, bank financing or other external sources of liquidity. While we have achieved net income from operations for the nine months ended September 30, 2017, our operations historically have not been a source of liquidity and we cannot be assured they will be in the near future. We may need to obtain additional capital in order to expand operations and fund our activities. Future financing may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. Even if we are able to raise the funds if required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we may be required to delay, reduce the scope of or eliminate our marketing and business development services.

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

As of September 30, 2017, we had 1,050,000 options outstanding to purchase shares of common stock, none of which were vested.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606). This ASU provides guidance for revenue recognition and affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry specific guidance. The standard’s core principle is the recognition of revenue when a company transfers promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers” (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 to fiscal years beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted for fiscal years beginning after December 15, 2016. We have begun a limited evaluation of the provisions of ASU 2014-09 and the impact, if any, it may have on our financial position and results of operations. As of September 30, 2017 management deemed the impact as immaterial.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”) to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under this new guidance, modification accounting is required if the fair value, vesting conditions, or classification of the award changes as a result of the change in terms or conditions. ASU 2017-09 is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within each annual reporting period. We do not expect the adoption of this guidance to have a material impact on the financial statements.

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

Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, as a result of the material weakness described below, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The material weakness, which relates to internal control over financial reporting, that was identified is:

a)	We lacked sufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of U.S. GAAP and SEC disclosure requirements.

We intend to create written policies and procedures for accounting and financial reporting with respect to the requirements and application of U.S. GAAP and SEC disclosure requirements in the future.

We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not a party to any material legal proceedings or claims.

Item 1A. Risk Factors

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from H/Cell Energy Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H/CELL ENERGY CORPORATION

Date: November 9, 2017	By:	/s/ ANDREW HIDALGO
Andrew Hidalgo
Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2017	By:	/s/ MATTHEW HIDALGO
Matthew Hidalgo
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

