Form 10-K
period 2017-12-31
H/Cell Energy Corp
filed 2018-04-02
CIK 1676580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

Commission File Number 000-55802

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]
		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [  ] No [X]

The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2017, based on the closing sales price of the common stock as quoted on the OTCQB was $889,295. For purposes of this computation, all officers, directors, and 5 percent beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

As of March 30, 2018, there were 7,486,024 shares of registrant’s common stock outstanding.

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

Market Potential

According to the International Energy Agency, renewable energy will represent the largest single source of electricity growth over the next five years. During that time, the share of renewable energy in global power generation will rise to over 26% by 2020 from 22% in 2013. By 2020, the amount of global electricity generation coming from renewable energy will be higher than today’s combined electricity demand of China, India and Brazil. This rapid growth in the use of renewable energy is led by continued expansion in renewable energy technology, the need to lessen dependency on fossil fuel energy, grid-based vulnerabilities and the battle against global warming. According to the U.S. Energy Information Administration, renewable sources of energy accounted for about 10% of total U.S. energy consumption and 15% of electricity generation in 2016. In 2016, approximately $44 billion was spent on renewable energy production in the U.S. alone.

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

Decline in Cost of Technology for a Standard System between 2006 and 2016

Component	Cost in 2006	Cost in 2016	Cost Savings
Hydrogen Generator	$25,000	$9,000	$16,000
Fuel Cell	$22,000	$7,000	$15,000
Solar Panels (40 275 watt panels)	$ 44,000 ($4.00 per watt)	$ 7,700 ($0.70 per watt)	$36,300
TOTAL:	$91,000	$23,700	$67,300

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

Upon execution of the final contract, and payment of the initial fee, we initiate the system installation, which involves:

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

Growth Strategy

Currently, our employees are licensed to install our HC-1 systems in the State of New Jersey and the Commonwealth of Pennsylvania. We intend to aggressively grow our business, both organically and through strategic acquisitions. We intend to continue to acquire companies with licensed contractors in various states and regions, which will allow us to expand the territories in which we can build our systems. These acquired companies will also provide us with a consistent revenue stream, a customer base for marketing our HC-1 systems and technicians.

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

Australia presents a significant opportunity for us. According to The Clean Energy Australia Report of 2016, renewable energy provided 17.3 % of Australia’s electricity in 2016. This was up from the 14.6 % of electricity from renewable energy the year before. The combination of Australia’s dry climate and latitude is an ideal environment for solar energy production. One in five residential households are turning to solar energy for their electricity needs. Since the Australian outback and outlying islands near Australia having minimal and costly access to the grid, our renewable energy systems are an attractive option.

PVBJ Subsidiary

On February 1, 2018, we acquired PVBJ, Inc. (“PVBJ”) of Downingtown, Pennsylvania for $1 million of HCCC stock and $221,800 in cash. Established in 2008 and historically profitable, PVBJ is well recognized for the design, installation, maintenance and emergency service of environmental systems both in residential and commercial markets. PVBJ is now expanding into renewable energy systems. PVBJ has an extensive and notable customer base.

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

Employees

As of March 30, 2018, we had 50 full time employees, of which 30 work for Pride, 15 for PVBJ, and five at corporate. We plan to hire employees on an as-needed basis. None of our employees are represented by a labor union, and we believe that our relations with our employees are good.

Item 1A. Risk Factors

Risks Related to Our Company and Our Business

We have a short operating history and have generated minimal revenue to date. This makes it difficult to evaluate our future prospects and increases the risk that we will not be successful.

We were incorporated in August 2015, have been operating for less than three years. As a result, we have a very limited operating history for you to evaluate in assessing our future prospects. We are subject to all risks inherent in a developing business enterprise. Our likelihood of continued success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the services industry and the competitive and regulatory environment in which we operate. As a new industry, there are few established companies whose business models we can follow. Similarly, there is little information about comparable companies for potential investors to review in making a decision about whether to invest in the Company.

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

Forty-four states, Washington, D.C. and Puerto Rico have a regulatory policy known as net energy metering, or net metering, available to new customers. Each of the states where we currently intend to provide our services and products has adopted a net metering policy. Net metering allows our customers to interconnect their hydrogen energy systems to the utility grid and offset their utility electricity purchases by receiving a bill credit at the utility’s retail rate for energy generated by their solar energy system that is exported to the grid in excess of the electric load used by the customers. At the end of the billing period, the customer simply pays for the net energy used or receives a credit at the retail rate if more energy is produced than consumed. Utilities operating in states without a net metering policy may receive hydrogen electricity that is exported to the grid when there is no simultaneous energy demand by the customer without providing retail compensation to the customer for this generation.

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

We have made two acquisitions since January 1, 2017 and currently intend to grow our business substantially by making additional strategic acquisitions, although we currently have no agreements to do so. However, we may not be able to identify suitable acquisition opportunities, or may be unable to complete such acquisitions. We may pay for acquisitions with our common stock or with convertible securities, which may dilute your investment in our common stock, or we may decide to pursue acquisitions that investors may not agree with. In connection with our acquisitions, we may also agree to substantial earn-out arrangements. To the extent we defer the payment of the purchase price for any acquisition through a cash earn-out arrangement, it will reduce our cash flows in subsequent periods. In addition, acquisitions may expose us to operational challenges and risks, including:

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

We rely heavily on the expertise, experience and continued services of our founders, especially Andrew Hidalgo, our Chief Executive Officer, President and Chairman of the Board, Mike Strizki, our Chief Technology Officer and the developer of the hydrogen house concept and James Strizki, our Executive Vice President of Technical Services. We currently only have employment agreements with Andrew Hidalgo and Matthew Hidalgo, and any of our other executive officers are not restricted from leaving or competing against us. The loss of either of these individuals, or an inability to attract or retain other key individuals, could materially adversely affect us. We seek to compensate and motivate these individuals, as well as other personnel, through competitive cash and equity compensation, but there can be no assurance that these programs will allow us to retain key personnel or hire new key personnel. As a result, if any member of our key personnel were to leave, we could face substantial difficulty in hiring a qualified successor and could experience a loss in productivity while any such successor obtains the necessary training and experience.

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

Our officers, directors and principal shareholders, in the aggregate, beneficially own or control the votes of approximately 92.7% of our outstanding common stock. As a result, these stockholders, acting together, will have the ability to control substantially all matters submitted to our stockholders for approval, including:

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

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We are authorized to issue an aggregate of 25,000,000 shares of common stock and 5,000,000 shares of “blank check” preferred stock. In addition, we have reserved 2,500,000 shares of common stock for issuance under our 2016 stock option incentive plan, of which 1,150,000 million options have been issued, 100,000 have been exercised and there are none currently exercisable. The options were issued at various prices. We may issue additional shares of our common stock or other securities that are convertible into or exercisable for our common stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of our common stock may create downward pressure on the trading price of the common stock. We will likely need to raise additional capital in the near future to meet our working capital needs, and there can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with these capital raising efforts, including at a price (or exercise or conversion prices) that could be below the price an investor paid for stock.

There has been a limited trading market for our common stock and limited market activity to date.

Currently, our common stock is available for quotation on the OTCQB Market under the symbol “HCCC.” However, our stock only became eligible for quotation in November 2016 and prior to February 2017, there was no trading activity in our common stock and there has been limited trading activity to date. It is anticipated that there will remain a limited trading market for the common stock on the OTCQB. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair market value of your shares. An inactive market may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies by using common stock as consideration.

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

Our common stock is currently traded, but with very low if any, volume, based on quotations on the OTCQB Market, meaning that the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small or non-existent.  During the year ended December 31, 2017, the first shares traded on February 21, 2017, with an average number of shares traded between February 21, 2017 and December 31, 2017 of 265 shares per trading day.  This situation is attributable to a number of factors, including the fact that we are a small company which is still relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable.  As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price.  We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that trading levels will be sustained.

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

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock has been available for quotation on the OTCQB Markets under the symbol “HCCC” since November 21, 2016. The price range during the year ended December 31, 2017, was a low of $1.00 per share and a high of $4.00 per share.

On March 29, 2018, the closing sale price of our common stock, as reported by the OTC Markets, was $3.00 per share. On March 29, 2018, there were 52 holders of record of our common stock. Because certain of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Equity Compensation Information

The following table summarizes information about our equity compensation plans as of December 31, 2017.

Plan Category	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options (a)	Weighted-Average Exercise Price of Outstanding Options (b)	Number of Options Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	1,050,000	0.27	1,350,000
Equity compensation plans not approved by stockholders	—	—	—
Total	1,050,000	0.27	1,350,000

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our registered securities during the period covered by this Annual Report.

ITEM 6 – SELECTED FINANCIAL DATA

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Business Overview

We were formed in August 2015 to expand upon the successful implementation of a hydrogen energy system used to completely power a residence or commercial property with clean energy so that it can run independent of the utility grid and also provide energy to the utility grid for monetary credits. This unique system uses renewal energy as its source for hydrogen production. We believe that it is a revolutionary green-energy concept that is safe, renewable, self-sustaining and cost effective. On January 31, 2017, we acquired Pride. Founded in 1997, Pride is a provider of security systems integration for a variety of customers in the government and commercial sector and has launched a new clean energy systems division to focus on the high growth renewable energy market in Asia-Pacific. On February 1, 2018, we acquired PVBJ. Established in 2008 and historically profitable, PVBJ is well recognized for the design, installation, maintenance and emergency service of environmental systems both in residential and commercial markets. PVBJ is now expanding into renewable energy systems.

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

Current Operating Trends

Currently, our employees are licensed to install our HC-1 systems in the State of New Jersey and the Commonwealth of Pennsylvania. Pride sells, designs, installs and maintains a variety of technology products in the security systems market, including commercial alarm systems, access control, video surveillance, CCTV (closed circuit television)/MATV (master antenna television) systems, biometric technology, audio/visual systems, nurse call systems and public announcement systems. Pride also provides programs for annual maintenance of its products and systems. The division generates approximately half of its revenue from government contracts and the other half from the commercial sector. Pride has recurring annual maintenance revenue of close to AUD $2 million. Pride is a certified security systems integrator for the Queensland Government and has various government contracts in place for installation, maintenance and project services. Pride also works with a number of general contractors as a subcontractor for security systems integration.

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

Results of Operations

For the years ended December 31, 2017 and 2016

Revenue and Cost of Revenue

For the year ended December 31, 2017, we had $6,352,886 of revenue and $4,329,070 of cost of revenue, of which $85,919 and $87,649 respectively, was related party. Revenues increased from 2016 to 2017 due to completion of two large contracts, each in excess of one million dollars. In the past, we typically completed only one contract each year in excess of one million dollars. For the year ended December 31, 2016, we had $5,007,103 of revenue and $3,356,676 for cost of revenue, of which $28,527 and $1,500 respectively, was related party. The revenue breakdown by segment is as follows:

	For the Year Ended
	December 31, 2017	December 31, 2016
Revenue by segment
Renewable Systems integration	$85,919	$28,527
Non-renewable system Integration	6,266,967	4,978,576
	$6,352,886	$5,007,103

General and Administrative Expenses

During the year ended December 31, 2017, our general and administrative expenses were $1,960,863. $261,118 was related to the Renewable Systems Integration segment, including corporate expenses comprised of $94,643 of accounting fees related to audit, consulting and Pride acquisition costs, $60,689 of legal fees, $51,625 of stock-based compensation, $24,525 of dues and subscription fees, which pertained to transfer agent, EDGAR fees and OTC Market annual listing fees, $10,404 of directors and officers insurance liability, $9,097 of travel, and $10,135 of miscellaneous expenses.

The Non-renewable Systems Integration segment incurred general and administrative expenses during the year ended December 31, 2017 of $1,699,745 including management and administrative salaries of $611,178 along with $376,628 of other various employee expenses, such as vacation and sick time, and management fees of $184,004. In addition, automobile expenses totaled $181,233, which included repairs, fuel and auto allowance. Facilities lease for the Pride offices totaled $91,111. Consulting/dues and subscription fees were $4,000 which pertained to miscellaneous business subscriptions and renewals. Professional fees of $13,827 consisted of legal and accounting fees incurred for tax and human resources advice. Other expenses included $66,255 of insurance, $28,529 of telecommunications, $27,176 of computer expenses and $19,362 of utilities and safety expenses. We also incurred $31,985 of depreciation, $24,311 of bad debt expense, $7,295 of interest expense, $2,041 of travel and entertainment, and $30,810 of other miscellaneous fees.

During the year ended December 31, 2016, expenses for our general and administrative expenses were $2,355,154. $478,834 was related to the Renewable Systems Integration segment, including corporate expenses. We incurred $387,450 of stock-based compensation, $33,064 of professional fees, which consisted of legal fees incurred in connection with capital raising activities and accounting fees, $31,357 of dues and subscriptions relating to EDGAR fees, transfer agent fees and an OTCQB application fee, $15,991 of travel and entertainment related to a renewables industry convention and $4,258 of advertising/promotional fees. We also incurred $2,000 in research and development and $4,714 of miscellaneous expenses.

The Non-renewable Systems Integration segment incurred general and administrative expenses during the year ended December 31, 2016 of $1,878,320, including $680,120 of management and administrative salaries, $494,927 of other various employee expenses, such as vacation and sick time, and management fees of $158,015. Automobile expenses totaled $213,431, which included repairs, fuel, lease and auto allowance. Facilities lease for the Pride offices totaled $89,662. In addition, we incurred $54,002 for telecommunications, $62,969 of insurance, $23,562 for computer services, $21,517 of depreciation, $21,433 of legal and accounting fees, $14,657 for postage and printing, $14,423 of travel, $12,991 for safety/environmental and $16,611 of miscellaneous expenses.

As a result of the foregoing, we had net income of $8,897 for the year ended December 31, 2017, compared to a net loss of $706,727 for the year ended December 31, 2016.

Liquidity and Capital Resources

As of December 31, 2017, we had working capital of $420,550, comprised of $455,700 of cash and cash equivalents, $808,050 of accounts receivables, $51,531 of costs in excess of billings and $14,669 of prepaid expenses. This was offset by $685,439 of accounts payables and accrued expenses, $87,206 of billings in excess of cost, $61,239 of sales tax payable, $44,257 of income tax payable and $31,257 of related party management fee payables, which made up current liabilities at December 31, 2017.

For the year ended December 31, 2017, we used $69,898 of cash in operating activities, which represented our net income of $8,897, $5,128 of changes in accounts payable, $51,625 of stock-based compensation, $44,257 of increased deferred tax assets, $40,373 of costs in excess of billings, $32,585 of depreciation and amortization, $3,668 of billings in excess of cost, $420 of prepaid expenses and $77 gain on fixed asset sales, offset by $157,164 of changes in accounts receivables.

For the year ended December 31, 2016, cash provided by operating activities was $120,270, which represented our net loss of $706,727, $682,866 of changes in accounts receivables, $387,450 of stock-based compensation, $96,079 of costs in excess of billings, $25,319 loss on fixed asset sales, $22,117 of depreciation and amortization, and $5,822 of prepaid expenses, offset by $247,383 of changes in accounts payable and $53,845 of billings in excess of cost.

For the year ended December 31, 2017, we used $24,974 in investing activities relating to the purchase of fixed assets of $36,943, offset by $11,969 of proceeds from the disposition of property and equipment. For the year ended December 31, 2016, we used $63,483 of cash from investing activities relating to $20,077 of proceeds from the disposition of property and equipment offset by the purchase of fixed assets of $83,560.

For the year ended December 31, 2017, we received $1,000 from financing activities, which represented proceeds from the exercise of stock options. For the year ended December 31, 2016, we received $336,181 from financing activities, which represented $450,000 of proceeds from the sale of our common stock, offset by $108,399 in expenses associated with the capital raises and $5,420 of repayment to stockholders.

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

We presently do not have any available credit, bank financing or other external sources of liquidity. While we have achieved net income from operations for the year ended December 31, 2017, our operations historically have not been a source of liquidity and we cannot be assured they will be in the near future. We may need to obtain additional capital in order to expand operations and fund our activities. Future financing may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. Even if we are able to raise the funds if required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we may be required to delay, reduce the scope of or eliminate our marketing and business development services.

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

Cash and Cash Equivalents

Cash and cash equivalents includes cash in bank and money market funds as well as other highly liquid investments with an original maturity of year or less.

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

As of December 31, 2017, we had 1,050,000 options outstanding to purchase shares of common stock, none of which were vested.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued accounting standard update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under previous guidance. This may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In July 2015, the FASB approved the proposal to defer the effective date of ASU 2014-09 standard by one year. Early adoption was permitted after December 15, 2016, and the standard became effective for public entities for annual reporting periods beginning after December 15, 2017 and interim periods therein. In 2016, the FASB issued final amendments to clarify the implementation guidance for principal versus agent considerations (ASU No. 2016-08), accounting for licenses of intellectual property and identifying performance obligations (ASU No. 2016-10), narrow-scope improvements and practical expedients (ASU No. 2016-12) and technical corrections and improvements to ASU 2014-09 (ASU No. 2016-20) in its new revenue standard. We have performed a review of the requirements of the new revenue standard and are monitoring the activity of the FASB and the transition resource group as it relates to specific interpretive guidance. We reviewed customer contracts, applied the five-step model of the new standard to our contracts, and compared the results to our current accounting practices. We are currently in the process of drafting disclosures required by the new standard. Based on our analysis to date, we do not believe that the adoption of this standard will have a material effect on our financial statements, but will potentially require us to expand our disclosures related to contracts with customers.

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The accounting standard currently adopted does not have a material effect on our financial statements. The adoption of ASU 2016-09 did not have a material impact on our financial statements.

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

H/CELL ENERGY CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of H/Cell Energy Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of H/Cell Energy Corporation (the Company) as of December 31, 2017 and 2016, and the related statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Rosenberg Rich Baker Berman, P.A.
We have served as the Company’s auditor since 2015.

Somerset, New Jersey

April 2, 2018

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

H/CELL ENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016
		(As restated)
ASSETS
Current assets:
Cash and cash equivalents	$455,700	$537,867
Accounts receivable (net retention)	808,050	650,886
Prepaid expenses	14,669	14,168
Costs and earnings in excess of billings	51,531	91,904
Total current assets	1,329,950	1,294,825

Property and equipment, net	102,573	99,816
Security deposits and other non-current assets	8,416	8,497
Deferred tax asset	44,257	-

Total assets	$1,485,196	$1,403,138

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$631,385	$661,237
Management fees payable – related party	31,257	52,000
Billings in excess of costs and earnings	87,206	83,538
Sales tax payable	61,239	114,085
Income tax payable	98,313	-
Total current liabilities	$909,400	$910,860

Commitments and contingencies

Stockholders’ equity
Preferred Stock - $0.0001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common Stock - $0.0001 par value; 25,000,000 shares authorized; 3,131,579 shares issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	704	313

Additional paid-in capital	1,335,656	1,283,422
Accumulated deficit	(731,754)	(740,651)
Accumulated other comprehensive loss	(28,810)	(50,806)
Total stockholders’ equity	575,796	492,278

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$1,485,196	$1,403,138

 The accompanying notes are an integral part of these audited consolidated financial statements.

H/CELL ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS – OTHER COMPREHENSIVE INCOME

	For the Year Ended December 31,
	2017	2016
		(As restated)
Revenue
Construction income	$6,266,967	$4,978,576
Related party	85,919	28,527

Total revenue	6,352,886	5,007,103

Cost of goods sold
Direct costs	4,241,421	3,355,176
Direct costs – related party	87,649	1,500

Total cost of goods sold	4,329,070	3,356,676

Gross profit	2,023,816	1,650,427

Operating expenses
Research and development	-	2,000
General and administrative expenses	1,776,859	2,197,139
Management fees – related party	184,004	158,015

Total operating expenses	1,960,863	2,357,154

Income (Loss) from operations	62,953	(706,727)

Income tax	54,056	-

Net income (loss)	$8,897	$(706,727)

Other comprehensive income (loss), net

Foreign currency translation adjustment	21,996	183,230

Comprehensive income (loss)	$30,893	$(523,524)

Earnings (Loss) per share
Basic	$0.00	$(0.25)
Diluted	$0.00	$(0.25)
Weighted average common shares outstanding
Basic	6,703,223	2,853,785
Diluted	7,699,743	2,853,785

The accompanying notes are an integral part of these audited consolidated financial statements.

H/CELL ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	Common Stock		Preferred Stock
	Number of Shares	Amount	Number of shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Beginning, January 1, 2016	2,105,263	$211	-	$-	$446,074	$(33,924)	$(49,495)	$362,866

Issuance of common stock	1,026,316	102	-	-	449,898	-	-	450,000

Stock-based compensation expense	-	-	-	-	387,450	-	-	387,450

Net (loss) income	-	-	-	-	-	(706,727)	(1,311)	(708,038)

Ending, December 31, 2016	3,131,579	$313	-	$-	1,283,422	$(740,651)	$(50,806)	$492,278

Issuance of common stock January 2017, Pride Acquisition	3,800,000	380	-	-	(380)	-	-	-

Common stock issued for services	10,000	1	-	-	4,999	-	-	5,000

Stock-based compensation expense	-	-	-	-	46,625	-	-	46,625

Proceeds from stock option exercise	100,000	10	-	-	990	-	-	1,000

Net income	-	-	-	-	-	8,897	21,996	30,893

Ending, December 31, 2017	7,041,579	$704	-	$-	1,335,656	$(731,754)	$(28,810)	$575,796

The accompanying notes are an integral part of these audited consolidated financial statements.

H/CELL ENERGY CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Year Ended December 31,
	2017	2016
		(As restated)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$8,897	$(706,727)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	32,585	22,117
Stock-based compensation	51,625	387,450
Change in deferred tax asset	(44,257)	-
Loss on the sale of assets	(77)	(25,319)
Change in operating assets and liabilities:
Accounts and retainage receivable	(157,164)	682,866
Prepaid expenses and other costs	(420)	(5,822)
Costs in excess of billings	40,373	66,933
Accounts payable and accrued expenses	(5,128)	(247,383)
Billings in excess of costs	3,668	(53,845)

Net cash (used in) provided by operating activities	(69,898)	120,270

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of fixed assets	(36,943)	(83,560)
Proceeds from disposition of property and equipment	11,969	20,077

Net cash used in investing activities	(24,974)	(63,483)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock, net	-	341,601
Proceeds related to stock option exercises	1,000	-
Repayment to stockholders	-	(5,420)

Net cash provided by financing activities	1,000	336,181

Net increase (decrease) in cash and cash equivalents	(93,872)	392,968

Effect of foreign currency translation on cash	11,705	3,567

Cash and cash equivalents, beginning of period	537,867	141,332

Cash and cash equivalents, end of period	$455,700	$537,867

The accompanying notes are an integral part of these audited consolidated financial statements.

H/CELL ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

1.	ORGANIZATION AND LINE OF BUSINESS

H/Cell Energy Corporation (the “Company”) was incorporated in the state of Nevada on August 17, 2015. The Company, based in Flemington, N.J., is a company whose principal operations consist of designing and installing hydrogen energy systems. Effective January 31, 2017, the Company acquired The Pride Group (QLD) Pty Ltd, an Australian company (“Pride”) (see Note 10). Founded in 1997, Pride is a provider of security systems integration for a variety of customers in the government and commercial sector and has launched a new clean energy systems division to focus on the high growth renewable energy market in Asia-Pacific. The new clean energy division has not generated any revenue but has begun to bid work and expects to have projects completed in 2018.

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

Accounts and Retainage Receivable

Accounts receivable are recorded when invoices are issued and are presented in the balance sheet net of the allowance for doubtful accounts. The allowance for doubtful accounts is estimated based on the Company’s historical losses, the existing economic conditions in the construction industry, and the financial stability of its customers. Accounts are written off as uncollectible after collection efforts have failed. In addition, the Company does not generally charge interest on past-due accounts or require collateral. At December 31, 2017 and 2016, there was no allowance for doubtful accounts required.

Many of the contracts under which the Company performs work contain retainage provisions. Retainage refers to that portion of billings made by the Company but held for payment by the customer pending satisfactory completion of the project. Unless reserved, the Company assumes that all amounts retained by customers under such provisions are fully collectible. Retainage on active contracts is classified as a current asset regardless of the term of the contract and is generally collected within one year of the completion of a contract.

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

DECEMBER 31, 2017 AND 2016

Comprehensive Income (Loss)

Comprehensive income (loss) consists of two components, net income (loss) and other comprehensive income (loss). The Company’s other comprehensive income (loss) is comprised of foreign currency translation adjustments.

Foreign Currency Translation

The Company translates its foreign subsidiary’s assets and liabilities denominated in foreign currencies into U.S. dollars at current rates of exchange as of the balance sheet date and income and expense items at the average exchange rate for the reporting period. Translation adjustments resulting from exchange rate fluctuations are recorded in accumulated other comprehensive income. The Company records gains and losses from changes in exchange rates on transactions denominated in currencies other than each reporting location’s functional currency in net income (loss) for each period.

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

Cash and Cash Equivalents

Cash and cash equivalents includes cash in bank and money market funds as well as other highly liquid investments with an original maturity of three months or less. The Company had no cash equivalents as of December 31, 2017 or 2016. At times during the years ended December 31, 2017 and 2016, balances exceeded the FDIC insurance limit of $250,000.

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

DECEMBER 31, 2017 AND 2016

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

The federal income tax returns of the Company are subject to examination by the IRS, generally for the three years after they are filed. The Company’s 2016 and 2015 income tax returns are still open for examination by the taxing authorities.

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

Net Income (Loss) Per Common Share

The Company computes basic net income (loss) per share by dividing net income (loss) per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of diluted loss per share excludes dilutive securities for the year ended December 31, 2016 because its inclusion would be anti-dilutive. Potentially-dilutive securities excluded from the computation of basic and diluted net loss per share for the year ended December 31, 2016 are as follows:

H/CELL ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

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

In June 2016, the Company entered into a contract with Rezaul Karim, then one of its directors, for the installation of an HC-1 system, which has been modified from time to time to increase the scope of the project. The system installation was approximately 76% complete as of December 31, 2017 and generated $85,919 of revenue for the year ended December 31, 2017. The Company subcontracted the installation of the system to Renewable Energy Holdings LLC (“REH”), a company owned by Mike Strizki, one of the Company’s executive officers. James Strizki, one of the Company’s executive officers and former director, is vice president of operations at REH. Costs incurred were $87,649 for REH for the year ended December 31, 2017. At December 31, 2016, the job was 21% complete and generated $12,374 of revenue and costs incurred were $12,127.

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

At December 31, 2017 and 2016, the balances due to Turquino Equity LLC, a significant shareholder owned by Andrew and Matthew Hidalgo, who are the Company’s chief executive officer and chief financial officer, respectively, amounted to approximately $31,000 and $52,000, respectively. These balances represent expenses for management services. For the years ended December 31, 2017 and 2016, management fees expensed totaled approximately $184,000 and $158,000, respectively.

4.	SIGNIFICANT CONCENTRATIONS OF CREDIT RISK

Cash is maintained at an authorized deposit-taking institution (bank) incorporated in both the United States and Australia and is insured by the U.S. Federal Deposit Insurance Corporation and Australian Securities & Investments Commission up to $250,000 and approximately $186,000 USD in total, respectively.

Credit risk for trade accounts is concentrated as well because substantially all of the balances are receivable from entities located within certain geographic regions. To reduce credit risk, the Company performs ongoing credit evaluations of its customers’ financial conditions, but does not generally require collateral. In addition, at December 31, 2017, approximately 36% of the Company’s accounts receivable was due from three unrelated customers, 14%, 12% and 10%, respectively; and, at December 31, 2016, approximately 26% was due from one customer.

H/CELL ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

5.	MAJOR CUSTOMERS

During the year ended December 31, 2017, there were three customers with a concentration of 10% or higher of the Company’s revenue, with one at 24%, and two at 12%. For the year ended December 31, 2016, there were no customers with a concentration of 10% or higher.

6.	PROPERTY AND EQUIPMENT

At December 31, 2017 and December 31, 2016, property and equipment were comprised of the following:

	December 31, 2017	December 31, 2016
Furniture and fixtures (5 to 7 years)	$6,857	$6,320
Machinery and equipment (5 to 7 years)	35,919	34,480
Computer and software (3 to 5 years)	94,761	79,098
Auto and truck (5 to 7 years)	250,044	227,456
Leasehold improvements (life of lease)	40,608	37,425
	428,189	384,779
Less accumulated depreciation	325,616	284,963
	$102,573	$99,816

Depreciation expense for the years ended December 31, 2017 and 2016 amounted to $31,985 and $21,517, respectively.

7.	UNCOMPLETED CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts are summarized as follows at December 31, 2017 and December 31, 2016:

	December 31, 2017	December 31, 2016
Costs incurred on uncompleted contracts	$2,485,787	$2,193,406
Estimated earnings	779,598	629,086
Costs and estimated earnings on uncompleted contracts	3,265,385	2,822,492
Billings to date	3,553,817	2,558,700
Costs and estimated earnings in excess of billings on uncompleted contracts	(288,432)	263,792
Costs and earnings in excess of billings on completed contracts	(252,757)	255,426
	$(35,675)	$8,366
The above accounts are shown in the accompanying consolidated balance sheets under these captions at December 31, 2017 and 2016:
Costs in excess of billings	$51,531	$91,904
Billings in excess of cost	(87,206)	(83,538)
	$(35,675)	$8,366

8.	LEASES

The Company entered into two operating leases for office space in Woombye and Brisbane, Queensland, Australia, both expiring in April 2018. The future minimum payments on the leases for the next year and in the aggregate amount to the following:

Year Ending December 31,
2018	$28,000
$28,000

Rent expense for each of the years ended December 31, 2017 and 2016 amounted to approximately $90,000 and is included in “General and Administrative” expenses on the related statements of operations.

H/CELL ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

9.	CONTRACT BACKLOG

As of December 31, 2017, the Company had a contract backlog approximating $1,091,816, with anticipated direct costs to completion approximating $808,098. At December 31, 2016, the Company had a contract backlog approximating $2,184,117 with anticipated direct costs to completion approximating $1,777,140.

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

Pursuant to the Exchange Agreement, the Company acquired all of the issued and outstanding capital stock of Pride from the Pride Shareholders in exchange for an aggregate of 3,800,000 shares of the Company’s common stock (the “Acquisition Shares”). As a result, the combination of the Company and Pride pursuant to the Exchange Agreement is considered a business combination of companies under common control and was accounted for in a manner similar to a pooling-of-interests. The accompanying financial statements have been retrospectively restated as a result of an acquisition of another company under common control with the Company, which was completed in January 2017.

11.	STOCK OPTIONS AWARDS AND GRANTS

A summary of the stock option activity and related information for the 2016 Incentive Stock Option Plan from December 31, 2015 to December 31, 2017 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2015	-
Grants	1,000,000	$0.01	5.00	$387,450
Exercised	-
Canceled	-
Outstanding at December 31, 2016	1,000,000	$0.01	3.19	$387,450
Grants	150,000	1.83	4.35	165,477
Exercised	(100,000)	0.01	-	(38,745)
Canceled	-
Outstanding at December 31, 2017	1,050,000	$0.27	3.35	514,182
Exercisable at December 31, 2017	-	$-	-	$-

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s weighted average grant date stock price of $0.473 per share which would have been received by the option holders had those option holders exercised their options as of that date. It also includes options granted at exercise prices of $2.00 and $1.50, which were equal to the closing sales price of the Corporation’s common stock on the dates of grant.

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

H/CELL ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

The Company accounts for the expected life of options based on the contractual life of options for non-employees. For incentive options granted to employees, the Company accounts for the expected life in accordance with the “simplified” method, which is used for “plain-vanilla” options, as defined in the accounting standards codification. The risk-free interest rate was determined from the implied yields of U.S. Treasury zero-coupon bonds with a remaining life consistent with the expected term of the options.  The fair value of stock-based payment awards was estimated using the Black-Scholes pricing model.

During the year ended December 31, 2017, the Company granted an aggregate of 150,000 options to purchase shares of the Company’s common stock in connection with the services rendered at the exercise price of $2.00 and $1.50 per share for a term of five years, vesting at various dates, and have approximate fair value of $156,477. During the year ended December 31, 2016, the Company granted an aggregate of 1,000,000 options to purchase shares of the Company’s common stock in connection with the services rendered at the exercise price of $0.01 per share for a term of five years, vesting immediately, and have approximate fair value of $387,450. These options vesting dates were then amended to various dates in the future and approved by the Board.

The following table presents information related to stock options at December 31, 2017:

Options Outstanding		Options Exercisable
		Weighted
		Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$0.01	900,000	3.19	-
$1.50	50,000	4.54	-
$2.00	100,000	4.26	-

As of December 31, 2017, there was $110,366 of unrecognized compensation expense. At December 31, 2016, there was no unrecognized compensation expense.

12.	SEGMENT INFORMATION

The Company’s business is organized into two reportable segments: renewable systems integration revenue and non-renewable systems integration revenue. Asset information by operating segment is not presented below since the Company’s chief operating decision maker (“CODM”) does not review this information by segment. The Company’s CODM is its chief executive officer. The reporting segments follow the same accounting policies used in the preparation of the Company’s unaudited consolidated financial statements. The following represents selected information for the Company’s reportable segments for the years ended December 31, 2017 and 2016.

	For the Year Ended
	December 31, 2017	December 31, 2016
Revenue by segment
Renewable systems integration	$85,919	$28,527
Non-renewable system integration	6,266,967	4,978,576
	$6,352,886	$5,007,103

Cost of sales by segment
Renewable systems integration	$87,649	$1,500
Non-renewable system integration	4,241,421	3,355,176
	$4,329,070	$3,556,676

Operating expenses
Renewable systems integration	$261,118	$478,834
Non-renewable system integration	1,699,745	1,878,320
	$1,960,863	$2,357,154
Operating (loss) income by segment
Renewable systems integration	$(262,633)	$(478,415)
Non-renewable system integration	325,586	(228,312)
	$62,953	$(706,727)

H/CELL ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

13.	RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued accounting standard update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under previous guidance. This may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In July 2015, the FASB approved the proposal to defer the effective date of ASU 2014-09 standard by one year. Early adoption was permitted after December 15, 2016, and the standard became effective for public entities for annual reporting periods beginning after December 15, 2017 and interim periods therein. In 2016, the FASB issued final amendments to clarify the implementation guidance for principal versus agent considerations (ASU No. 2016-08), accounting for licenses of intellectual property and identifying performance obligations (ASU No. 2016-10), narrow-scope improvements and practical expedients (ASU No. 2016-12) and technical corrections and improvements to ASU 2014-09 (ASU No. 2016-20) in its new revenue standard. The Company has performed a review of the requirements of the new revenue standard and is monitoring the activity of the FASB and the transition resource group as it relates to specific interpretive guidance. The Company reviewed customer contracts, applied the five-step model of the new standard to its contracts, and compared the results to its current accounting practices. The Company is currently in the process of drafting disclosures required by the new standard. Based on its analysis to date, the Company does not believe that the adoption of this standard will have a material effect on its financial statements, but will potentially require the Company to expand its disclosures related to contracts with customers.

In March 2016, FASB issued ASU No. 2016-09, “Improvements to Employee Share-based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. As a result of adoption, there was no material effect on the Company’s accompanying consolidated financial statements.

During January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments — Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The standard addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is not permitted with the exception of certain provisions related to the presentation of other comprehensive income. The Company is still analyzing the adoption of ASU 2016-01, but it is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

DECEMBER 31, 2017 AND 2016

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

14.	NET INCOME (LOSS) PER SHARE

The following table sets forth the information needed to compute basic and diluted earnings per share:

	Year Ended December 31, 2017	Year Ended December 31, 2016
Net income (loss)	$8,897	$(706,727)
Weighted average common shares outstanding	6,703,223	2,853,785
Dilutive securities
Options	996,521	0
Diluted weighted average common shares outstanding	7,699,743	2,853,785
Basic net income (loss) per share	$0.00	(0.25)
Diluted net income (loss) per share	$0.00	(0.25)

For the years ended December 31, 2017 and 2016, certain potential shares of common stock have been excluded from the calculation of diluted income per share because of a net loss, and therefore, the effect on diluted income per share would have been anti-dilutive.

15.	INCOME TAXES

The components of income tax expense (benefit) are as follows (in thousands):

	Year Ended December 31,
	2017	2016
Current
U.S. Federal	$-	$-
U.S. State and local	-	-
Australia	98	-
Total current	98	-

Deferred
U.S. Federal	$-	$-
U.S. State and local	-	-
Australia	(44)	-
Total deferred	(44)	-

Total income tax expense (benefit)	54	-

At December 31, 2017 and 2016, we had deferred tax assets of $235,000 and $41,000, respectively, against which a valuation allowance of $191,000 and $41,000, respectively, had been recorded. The change in the valuation allowance for the year ended December 31, 2017 was an increase of $150,000. The increase in the valuation allowance for the year ended December 31, 2017 was mainly attributable to increases in U.S. net operating losses and share-based compensation, which resulted in an increase in our deferred tax assets. We established valuation allowances equal to the full amount of our U.S. deferred tax assets because of the uncertainty of the realization of these deferred tax assets in future periods. We periodically assess the likelihood that we will be able to recover the deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income.

Significant components of our deferred tax assets at December 31, 2017 and 2016 were as follows ($ in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards – U.S.	$68	41
Share-based compensation	123	-
Accrued liabilities	44	-
Gross deferred tax assets	235	41
Valuation allowance	(191)	(41)
Net deferred tax assets	$44	$-

A reconciliation between taxes computed at the federal statutory rate and the consolidated effective tax rate is as follows:

	For the Year Ended
	December 31,
	2017	2016
U.S. federal statutory tax rate	34.0%	34.0%
State income taxes, net of federal benefit	(67.2)	5.9
U.S. vs. foreign tax rate differential	(20.7)	-
Impact of tax law change	140.5	-
Deferred tax adjustments	(205.7)	-
Deemed repatriation	34.7	-
Other	(8.1)	-
Change in valuation allowance	178.4	(39.9)
Effective tax rate	85.9%	-%

We had approximately $235,000 and $97,000 of gross net operating loss (“NOL”) carryforwards (U.S. federal and state) as of December 31, 2017 and 2016, respectively, which begin to expire after 2036 through 2037. Sections 382 and 383 of the Internal Revenue Code, and similar state regulations, contain provisions that may limit the NOL carryforwards available to be used to offset income in any given year upon the occurrence of certain events, including changes in the ownership interests of significant stockholders. In the event of a cumulative change in ownership in excess of 50% over a three-year period, the amount of the NOL carryforwards that the Company may utilize in any one year may be limited.

The Tax Cuts and Jobs Act (the “Act”) was enacted in December 2017. Among other things, the Act reduces the U.S. federal corporate tax rate from 35 percent to 21 percent, eliminates the alternative minimum tax (“AMT”) for corporations, and creates a one-time deemed repatriation of profits earned outside of the U.S. The reduction of the corporate tax rate resulted in a write-down of our gross deferred tax assets of approximately $88,000, and a corresponding write-down of the valuation allowance. The one-time deemed repatriation of profits by our Australian subsidiary resulted in a decrease in our NOL of approximately $64,000.

16.	SUBSEQUENT EVENTS

In accordance with FASB ASC 855, Subsequent Events, the Company has evaluated subsequent events through April 2, 2018, the date on which these financial statements were available to be issued.

On January 2, 2018, the Company entered into a securities purchase agreement with two of its directors that are accredited investors; Andrew Hidalgo and Michael Doyle, pursuant to which it sold an aggregate principal amount of $400,000 in 12% Convertible debentures, convertible into shares of the Company’s common stock, par value $0.0001 per share at a conversion price of $0.75 per share. The debentures, together with any accrued and unpaid interest, become due and payable on January 2, 2020.

On February 1, 2018, the Company acquired PVBJ for $1 million of the Company’s common stock and $221,800 in cash. Established in 2008 and historically profitable, PVBJ is well recognized for the design, installation, maintenance and emergency service of environmental systems both in residential and commercial markets. PVBJ is now expanding into renewable energy systems.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our principal executive officer and principal financial officer conclude that, at December 31, 2017, our internal control over financial reporting was not effective for the reason discussed above.

This annual report does not include an attestation report by Rosenberg Rich Baker Berman, P.A., our independent registered public accounting firm regarding internal control over financial reporting. As a smaller reporting company, our management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names of our executive officers and directors and their age, title, and biography as of March 30, 2018 are set forth below:

Name	Age	Position Held with our Company	Date First Elected or Appointed
Andrew Hidalgo	61	Chief Executive Officer, President, Chairman of the Board and Director	August 17, 2015

Matthew Hidalgo	35	Chief Financial Officer, Treasurer and Secretary	August 17, 2015

Mike Strizki	60	Chief Technology Officer	August 17, 2015

James Strizki	34	Executive Vice President of Technical Services	August 17, 2015

Paul V. Benis, Jr.	46	Executive Vice President	February 1, 2018

Michael A. Doyle	63	Director	April 3, 2017

Charles F. Benton	67	Director	April 3, 2017

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

James Strizki – Executive Vice President of Technical Services

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

Paul V. Benis, Jr. – Executive Vice President

With over 20 years of experience in the design and implementation of environmental systems, Mr. Benis is responsible for the management of designated subsidiaries. He has served as President of PVBJ Inc. since founding it in July 2008, which is an environmental systems integrator. Prior to establishing PVBJ, Mr. Benis held operation and management positions with Mauger & Company and Reedy Industries, where his focus covered project management, service operations and business development. Mr. Benis received his certification in environmental systems from Technical Careers Institute, Windsor, Connecticut.

Michael A. Doyle – Director

For over 25 years, Mr. Doyle was a key executive for Comcast Corporation where he was the President of the largest division of the multi-billion dollar Comcast Cable group representing over 18,000 employees. Mr. Doyle has been recognized by the National Cable Television Association with induction into its prestigious Cable Pioneers organization. He has also served as chairman of the management board for New England Cable News. Mr. Doyle has received the Distinguished Communications Award for Excellence in Journalism from the International Association of Business Communicators. Mr. Doyle received his B.A. from Drew University where he is also a member of their Athletic Hall of Fame.

Charles F. Benton – Director

Mr. Benton has over 30 years of experience in finance, operations and business development with major corporations. Formerly, he directed the distribution services and supply chain for Ascena Retail Group, Inc. which is a leading national specialty retailer of women’s apparel operating over 1,800 retail stores in the United States. Mr. Benton also worked 20 years for Consolidated Rail Corporation (CONRAIL) where he was responsible for finance, operations and business development. Between July 2012 and January 2018, Mr. Benton served as a director of, and chaired the audit committee of, DropCar, Inc. (formerly, WPCS International Incorporated), and served as the chairman of the Board between August 2015 and January 2018. Mr. Benton is a graduate of St. Joseph’s University with a B.S. degree in Accounting.

Family Relationships

Matthew Hidalgo is the son of Andrew Hidalgo and James Strizki is the son of Mike Strizki.

Board Independence and Committees

We are not required to have any independent members of the Board of Directors. The board of directors has determined that (i) Andrew Hidalgo has a relationship with the company which, in the opinion of the board of directors, would not allow him to be considered as an “independent director” as defined in the Marketplace Rules of The NASDAQ Stock Market.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and holders of more than 10% of our common stock to file with the SEC reports regarding their ownership and changes in ownership of our securities. We believe that, during fiscal 2017, our directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements.

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

ITEM 11 – EXECUTIVE COMPENSATION

Executive Officer Compensation

No cash compensation has been paid to any executive officer since inception through December 31, 2017. The Board started paying cash salaries to one executive officer in 2018. In addition, equity compensation may be granted to executive officers pursuant to the 2016 Plan, at the discretion of the Board.

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer and one other highest paid individual whose total annual salary and bonus exceeded $100,000 for fiscal years 2017 and 2016.

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Other ($)		Total ($)
Andrew Hidalgo	2017	-	-	-	-	184,000	(1)	184,000
Chief Executive Officer	2016	-	-	-	77,940	158,000	(1)	235,940

Matthew Hidalgo	2017	-	-	-		184,000	(1)	184,000
Chief Financial Officer	2016	-	-	-	77,940	158,000	(1)	235,940
Jarrett Husid	2017	-	-	-	-			-
Project Manager	2016				116,235			116,235

(1)	Represents management fees paid to Turquino Equity LLC, of which Mr. Hidalgo is a managing partner.

Option/SAR Grants in Fiscal Year Ended December 31, 2017

None.

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth information for the named executive officers regarding the number of shares subject to both exercisable and unexercisable stock options, as well as the exercise prices and expiration dates thereof, as of December 31, 2017.

Name	Number of Securities underlying Unexercised Options (#) Exercisable (1)	Number of Securities underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($/Sh)	Option Expiration Date

Andrew Hidalgo	-	200,000	$0.01	3/10/2026

Matthew Hidalgo	-	200,000	$0.01	3/10/2026

James Strizki	-	100,000	$0.01	3/10/2026

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

On September 1, 2017, we entered into employment agreements (the “Agreements”) with Andrew Hidalgo to serve as our President and Chief Executive Officer and Matthew Hidalgo to serve as our Chief Financial Officer. The Agreements are effective as of the date that Messrs. Hidalgo and Hidalgo, either directly or indirectly (including through Turquino Equity LLC and any other entity affiliated with Messrs. Hidalgo and Hidalgo) are no longer entitled to receive compensation from The Pride Group (Qld) Pty Ltd., a wholly-owned subsidiary, or any other subsidiary, direct or indirect, of our company. Effective January 2018, Mr. Matthew Hidalgo started to receive salary, while Mr. Andrew Hidalgo continues to receive compensation through Turquino Equity LLC.

The Agreements have a term of five years. Upon each one year anniversary, the Agreements will automatically renew for another five years from the anniversary date. The base salary under the Agreements is $156,000 and $150,000 per annum for Andrew Hidalgo and Matthew Hidalgo, respectively. In addition, Messrs. Hidalgo and Hidalgo are entitled to participate in any and all benefit plans, from time to time, in effect for our employees, along with vacation, sick and holiday pay in accordance with our policies established and in effect from time to time.

Director Compensation

The following table sets forth summary information concerning the total compensation paid to our non-employee directors in 2017 for services to our company.

Name	Option Awards ($)	Total ($)
Michael A. Doyle	$53,826	$53,826
Charles F. Benton	53,826	53,826
Total:	$107,653	$107,653

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 30, 2018:

●	by each person who is known by us to beneficially own more than 5% of our common stock;

●	by each of our officers and directors; and

●	by all of our officers and directors as a group.

Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is c/o H/Cell Energy Corporation, 97 River Road, Flemington, NJ 08822.

NAME OF OWNER	TITLE OF CLASS	NUMBER OF SHARES OWNED (1)		PERCENTAGE OF COMMON STOCK (2)
Andrew Hidalgo	Common Stock	3,806,667	(3)	49.10%
Matthew Hidalgo	Common Stock	3,540,000	(4)	47.29%
Paul Benis	Common Stock	444,445	(5)	5.94%
James Strizki	Common Stock	750,000		10.02%
Mike Strizki	Common Stock	750,000		10.02%
Charles Benton	Common Stock	32,400	(6)	*
Michael Doyle	Common Stock	306,667	(7)	3.94%
Officers and Directors as a Group (5 persons)	Common Stock	6,090,179	(8)	75.47%

Stephen Paul Mullane and Marie Louise Mullane as Trustees of the Mullane Family Trust	Common Stock	760,000		10.15%
Turquino Equity LLC (9)	Common Stock	3,540,000		47.29%
Karim Rezaul	Common Stock	726,316	(10)	8.36%
Benis Holdings LLC (11)	Common Stock	444,445		5.94%

(1) Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 30, 2018 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2) Percentage based upon 7,486,024 shares of common stock issued and outstanding as of March 30, 2018.

(3) Includes (i) 266,667 shares of common stock issuable upon conversion of an outstanding convertible debenture and (ii) 3,540,000 shares of common stock owned by Turquino Equity LLC. Andrew Hidalgo, as a Managing Partner of Turquino Equity, has voting and dispositive power over the shares held by such entity, and is therefore deemed a beneficial owner of such shares.

(4) Represents shares of common stock owned by Turquino Equity LLC. Matthew Hidalgo, as a Managing Partner of Turquino Equity, has voting and dispositive power over the shares held by such entity, and is therefore deemed a beneficial owner of such shares.

(5) Represents shares of common stock owned by Benis Holdings LLC. Paul Benis, as Managing Member of Benis Holdings LLC, has voting and dispositive power over the shares held by such entity, and is therefore deemed a beneficial owner of such shares.

(6) Includes 25,000 shares of common stock underlying options which are currently exercisable or become exercisable within 60 days.

(7) Includes 266,667 shares of common stock issuable upon conversion of an outstanding convertible debenture and 25,000 shares of common stock underlying options which are currently exercisable or become exercisable within 60 days.

(8) Includes (i) 533,334 shares of common stock issuable upon conversion of outstanding convertible debentures, (ii) 50,000 shares of common stock underlying options which are currently exercisable or become exercisable within 60 days, (iii) 3,540,000 shares of common stock owned by Turquino Equity LLC, and (iv) 444,445 shares of common stock owned by Benis Holdings LLC

(9) Andrew Hidalgo and Matthew Hidalgo, as Managing Partners of Turquino Equity, have voting and dispositive power over the shares held by such entity, and are therefore deemed beneficial owners of such shares.

(10) Includes (i) 100,000 shares of common stock underlying options which are currently exercisable or become exercisable within 60 days and (ii) 526,316 shares of common stock held by Reza Enterprises. Rezaul Karim, as Chief Executive Officer of Reza Enterprises, has voting and dispositive power over the shares held by such entity, and is therefore deemed a beneficial owner of such shares.

(11) Paul Benis, as Managing Member of Benis Holdings LLC, has voting and dispositive power over the shares held by such entity, and is therefore deemed a beneficial owner of such shares.

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

In June 2016, the Company entered into a contract with Rezaul Karim, then one of its directors, for the installation of an HC-1 system, which has been modified from time to time to increase the scope of the project. The system installation was approximately 75% complete as of December 31, 2017 and generated $85,919 of revenue as of December 31, 2017. The Company subcontracted the installation of the system to Renewable Energy Holdings LLC (“REH”), a company owned by Mike Strizki, one of the Company’s executive officers. James Strizki, one of the Company’s executive officers and former director, is vice president of operations at REH. Costs incurred were $87,649 for REH as of December 31, 2017. At December 31, 2016, the job was 21% complete and generated $12,374 of revenue and costs incurred were $12,127.

On January 31, 2017 (the “Closing Date”), we entered into a share exchange agreement (the “Exchange Agreement”) by and among us, The Pride Group (QLD) Pty Ltd., an Australian corporation (“Pride”), Turquino Equity LLC (“Turquino”) and Stephen Paul Mullane and Marie Louise Mullane as Trustees of the Mullane Family Trust (the “Mullane Trust” and together with Turquino, the “Pride Shareholders”). Andrew Hidalgo and Matthew Hidalgo, our Chief Executive Officer and Chief Financial Officer, respectively, are each a managing partner of Turquino. Turquino has an arrangement with Pride for a monthly management fee of $20,000 AUD. As of December 31, 2017, Pride owed Turquino $40,000 AUD. As of the date of this filing, Turquino is owed $40,000 AUD. Effective January 2018, Mr. Matthew Hidalgo started to receive salary, while Mr. Andrew Hidalgo continues to receive compensation through Turquino Equity LLC.

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

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees. The aggregate fees billed by our independent auditors, for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2017 and 2016, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q during the fiscal years were $25,500 and $16,000, respectively.

Audit Related Fees. We incurred $43,225 for audit related fees and other services during the fiscal year ended December 31, 2017.

Tax and Other Fees. We did not incur any fees from our independent auditors for tax or other services during the fiscal years ended December 31, 2017 and 2016.

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

Exhibit No.	Description

3.01	Articles of Incorporation of the Company, filed with the Nevada Secretary of State on August 17, 2015, filed as an exhibit to the Registration Statement on Form S-1, filed with the Securities and Exchange Commission (the “Commission”) on June 29, 2016 and incorporated herein by reference.

3.02	Certificate of Correction to the Articles of Incorporation of the Company, filed with the Nevada Secretary of State on August 18, 2015, filed with the Nevada Secretary of State on August 18, 2015, filed as an exhibit to the Registration Statement on Form S-1, filed with the Commission on June 29, 2016 and incorporated herein by reference.

3.03	Bylaws of the Company, filed with the Nevada Secretary of State on August 18, 2015, filed as an exhibit to the Registration Statement on Form S-1, filed with the Commission on June 29, 2016 and incorporated herein by reference.

10.01	Form of Subscription Agreement, dated June 16, 2016, by and between the Company and the investors signatory thereto, filed with the Nevada Secretary of State on August 18, 2015, filed as an exhibit to the Registration Statement on Form S-1, filed with the Commission on June 29, 2016 and incorporated herein by reference.

10.02	Form of Indemnification Agreement, filed as an exhibit to the Registration Statement on Form S-1, filed with the Commission on June 29, 2016 and incorporated herein by reference.

10.03*	2016 Incentive Stock Option Plan, filed as an exhibit to the Registration Statement on Form S-1, filed with the Commission on June 29, 2016 and incorporated herein by reference.

10.04	Form of Share Exchange Agreement, by and among H/Cell Energy Corporation, The Pride Group (QLD) Pty Ltd., Turquino Equity LLC and Stephen Paul Mullane and Marie Louise Mullane as Trustees of the Mullane Family Trust, dated January 31, 2017, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on February 6, 2017 and incorporated herein by reference.

10.05	Form of Escrow Agreement, by and among H/Cell Energy Corporation, Turquino Equity LLC, Stephen Paul Mullane and Marie Louise Mullane as Trustees of the Mullane Family Trust, and Sichenzia Ross Ference Kesner LLP, dated January 31, 2017, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on February 6, 2017 and incorporated herein by reference.

10.06*	Employment Agreement, dated September 1, 2017, by and between H/Cell Energy Corporation and Andrew Hidalgo, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on September 7, 2017 and incorporated herein by reference.

10.07*	Employment Agreement, dated September 1, 2017, by and between H/Cell Energy Corporation and Matthew Hidalgo, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on September 7, 2017 and incorporated herein by reference.

10.08	Form of Securities Purchase Agreement, dated January 2, 2018, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on January 4, 2018 and incorporated herein by reference.

10.09	Form of 12% Convertible Debenture, dated January 2, 2018, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on January 4, 2018 and incorporated herein by reference.

10.10	Form of Stock Purchase Agreement, by and among H/Cell Energy Corporation, PVBJ Inc. and Benis Holdings LLC, dated February 1, 2018, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on February 5, 2018 and incorporated herein by reference.

10.11	Form of Employment Agreement, by and between H/Cell Energy Corporation and Paul V. Benis, Jr., dated February 1, 2018, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on February 5, 2018 and incorporated herein by reference.

14.01	Code of Business Conduct and Ethics for Employees, Executive Officers and Directors, filed as an exhibit to the Annual Report on Form 10-K, filed with the Commission on March 24, 2017 and incorporated herein by reference.

21.01	List of Subsidiaries, filed herewith.

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from H/Cell Energy Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

H/CELL ENERGY CORPORATION

Date:April 2, 2018	By:	/s/ ANDREW HIDALGO
Andrew Hidalgo
Chief Executive Officer (Principal Executive Officer)

Date: April 2, 2018	By:	/s/ MATTHEW HIDALGO
Matthew Hidalgo
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ ANDREW HIDALGO	Director	April 2, 2018
Andrew Hidalgo

/s/MICHAEL A. DOYLE	Director	April 2, 2018
Michael A. Doyle

/s/ CHARLES F. BENTON	Director	April 2, 2018
Charles F. Benton

