Form 10-Q
period 2018-03-31
H/Cell Energy Corp
filed 2018-06-27
CIK 1676580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ⊑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

As of June 25, 2018, there were 7,486,024 shares of registrant’s common stock outstanding.

H/CELL ENERGY CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

H/CELL ENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$591,978	$455,700
Accounts receivable	1,110,552	808,050
Prepaid expenses	18,716	14,669
Costs and earnings in excess of billings	67,982	51,531
Total current assets	1,789,228	1,329,950

Property and equipment, net	409,376	102,573
Security deposits and other non-current assets	22,234	8,416
Deferred tax asset	44,257	44,257
Customer lists, net	99,008	-
Goodwill	1,373,621	-

Total assets	$3,737,724	$1,485,196

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$1,073,289	$631,385
Management fees payable – related party	15,000	31,257
Billings in excess of costs and earnings	100,544	87,206
Sales and withholding tax payable	55,969	61,239
Current equipment notes payable	23,823	-
Current capital lease payable	49,856	-
Income tax payable	44,257	98,313
Total current liabilities	1,362,738	909,400

Noncurrent liabilities
Capital leases	197,873	-
Equipment notes payable	121,476	-
Convertible note payable – related party, net of discount	2,214	-
Total noncurrent liabilities	321,563	-

Total liabilities	1,684,301	909,400

Commitments and contingencies

Stockholders’ equity
Preferred stock - $0.0001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock - $0.0001 par value; 25,000,000 shares authorized; 7,486,024 and 7,041,579 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	748	704
Additional paid-in capital	2,934,467	1,335,656
Accumulated deficit	(842,723)	(731,754)
Accumulated other comprehensive loss	(39,069)	(28,810)
Total stockholders’ equity	$2,053,423	$575,796

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$3,737,724	$1,485,196

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

H/CELL ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS - OTHER COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended March 31,
	2018	2017

Revenue
Construction income	$1,694,535	$1,850,755
Related party	31,789	16,090

Total revenue	1,726,324	1,866,845

Cost of goods sold
Direct costs	1,209,413	1,413,820
Direct costs - related party	31,617	15,905

Total cost of goods sold	1,241,030	1,429,725

Gross profit	485,294	437,120

Operating expenses
General and administrative expenses	574,684	493,244
Total operating expenses	574,684	493,244

Loss from operations	(89,390)	(56,124)
Income tax provision (benefit)	-	-

Loss before other income and expense	$(89,390)	$(56,124)

Other expense
Interest expense	3,946	-
Interest expense – related party	14,215	-
Loss on fixed asset disposal	3,418	-
Total other expense	21,579	-

Net loss	$(110,969)	$(56,124)

Other comprehensive loss, net

Foreign currency translation adjustment	(10,259)	11,369

Comprehensive loss	$(121,228)	$(44,755)

Loss per share
Basic	$(0.02)	$(0.01)
Diluted	$(0.02)	$(0.01)

Weighted average common shares outstanding
Basic	7,486,024	5,657,309
Diluted	7,486,024	5,657,309

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

H/CELL ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2018

	Common Stock		Preferred Stock				Accumulated
	Number of Shares	Amount	Number of shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Loss	Total Stockholders’ Deficit
Beginning, January 1, 2018	7,041,579	$704	-	-	$1,335,656	$(731,754)	$(28,810)	$(575,796)

Issuance of common stock February 2018, PVBJ Acquisition	444,445	44	-	-	1,186,663	-	-	1,186,707

Stock-based compensation expense	-	-	-	-	17,148	-	-	17,148

Beneficial conversion feature	-	-	-	-	395,000	-	-	395,000

Net loss	-	-	-	-	-	(110,969)	(10,259)	(121,228)

Ending, March 31, 2018	7,486,024	$748	-	$-	$2,934,467	$(842,723)	$(39,069)	$2,053,423

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

H/CELL ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Three Months Ended March 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(110,969)	$(56,124)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	33,352	7,434
Stock based compensation	17,148	5,000
Loss on sale of assets	3,418	-
Change in operating assets and liabilities:
Accounts and retainage receivable	(39,654)	(831,900)
Security deposits and other non-current assets	(14,412)	-
Prepaid expenses and other costs	(4,284)	7,700
Costs in excess of billings	(28,969)	16,624
Income tax payable	4,066	-
Accounts payable and accrued expenses	217,910	637,529
Billings in excess of costs	34,354	16,589

Net cash (used in) provided by operating activities	111,960	(197,148)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of fixed assets	(68,628)	(6,787)
Proceeds from disposition of property and equipment	393	-

Net cash (used in) investing activities	(68,235)	(6,787)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of convertible debt	395,000	-
Proceeds from issuance of notes payable	61,062	-
Repayments on long term debt	(351,481)	-
Repayments on capital leases	(16,619)	-
Repayments on notes payable	(14,113)	-

Net cash provided by financing activities	73,849	-

Net increase (decrease) in cash and cash equivalents	117,574	(203,935)

Effect of foreign currency translation on cash	18,704	12,961

Cash and cash equivalents -beginning	455,700	537,867

Cash and cash equivalents - ending	$591,978	$346,893

Supplemental disclosure of non-cash investing and financing activities
Common stock issued for acquisition of business	$1,177,779	-
Fair value of net assets acquired in business combination	$2,056,344	-
Beneficial conversion feature	$2,214	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

H/CELL ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018 AND 2017 (UNAUDITED)

1.	ORGANIZATION AND LINE OF BUSINESS

H/Cell Energy Corporation (the “Company”) was incorporated in the state of Nevada on August 17, 2015. The Company, based in Flemington, N.J., is a company whose principal operations consist of designing and installing hydrogen energy systems. Effective January 31, 2017, the Company acquired The Pride Group (QLD) Pty Ltd, an Australian company (“Pride”) (see Note 11). Founded in 1997, Pride is a provider of security systems integration for a variety of customers in the government and commercial sector and has launched a new clean energy systems division to focus on the high growth renewable energy market in Asia-Pacific. The new clean energy division has not generated any revenue but has begun to bid work and expects to have projects completed in 2018. On February 1, 2018, the Company acquired PVBJ Inc. (“PVBJ”) for 444,445 shares of the Company’s common stock with a fair value of $1,177,779 and $221,800 in earn-out liability (see Note 12). Established in 2008, PVBJ is well recognized for the design, installation, maintenance and emergency service of environmental systems both in residential and commercial markets. PVBJ is now expanding into renewable energy systems.

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

Accounts Receivable

Accounts receivable are recorded when invoices are issued and are presented in the balance sheet net of the allowance for doubtful accounts. The allowance for doubtful accounts is estimated based on the Company’s historical losses, the existing economic conditions in the construction industry, and the financial stability of its customers. Accounts are written off as uncollectible after collection efforts have failed. In addition, the Company does not generally charge interest on past-due accounts or require collateral. At March 31, 2018 and December 31 2017, there was no allowance for doubtful accounts required.

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

H/CELL ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018 AND 2017 (UNAUDITED)

Goodwill and Identifiable Intangible Assets

Goodwill represents the excess of the aggregate of the following (1) consideration transferred, (2) the fair value of any non-controlling interest in the acquire, and (3) if the business combination is achieved in stages, the acquisition-date fair value of our previously held equity interest in the acquiree over the net of the acquisition-date amounts of the identifiable assets acquired and the liabilities assumed. Identifiable intangible assets consist primarily of customer lists and relationships, non-compete agreements and technology based intangibles and other contractual agreements. The Company amortizes finite lived identifiable intangible assets over the shorter of their stated or statutory duration or their estimated useful lives, generally ranging from 3 to 15 years, on a straight-line basis to their estimated residual values and periodically reviews them for impairment. Total identifiable intangible assets comprised 37% of our consolidated total assets at March 31. 2018. There was no goodwill at March 31, 2017.

The Company uses the acquisition method of accounting for all business combinations and does not amortize goodwill or intangible assets with indefinite useful lives. Goodwill and intangible assets with indefinite useful lives are tested for possible impairment annually during the fourth quarter of each fiscal year or more frequently if events or changes in circumstances indicate that the asset might be impaired.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of two components, net income (loss) and other comprehensive income (loss). The Company’s other comprehensive income (loss) is comprised of foreign currency translation adjustments.

Advertising Costs

Advertising costs are charged to expense during the period in which they are incurred. Advertising expense for the three months ended March 31, 2018 and 2017 was approximately $1,172 and $1,622, respectively.

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

Revenue Recognition

On January 1, 2018, the Company adopted ASU 2014-09, “Revenue from Contracts with Customers” (Topic 606) using the modified retrospective method applied to those contracts which were not completed as of December 31, 2017. Results for reporting periods beginning January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period.

Under Topic 606 requirements, the Company recognizes revenue from the installation or construction of projects over time using the cost-based input method. The Company accounts for a contract when: (i) it has approval and commitment from both parties, (ii) the rights of the parties are identified, (iii) payment terms are identified, (iv) the contract has commercial substance, and (v) collectability of consideration is probable. The Company considers the start of a project to be when the above criteria have been met and the Company either has written authorization from the customer to proceed or an executed contract.

H/CELL ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018 AND 2017 (UNAUDITED)

The Company uses the total costs incurred on the project relative to the total expected costs to satisfy the performance obligation. The input method involves measuring the resources consumed, labor hours expended, costs incurred, time lapsed, or machine hours used relative to the total expected inputs to the satisfaction of the performance obligation. Costs incurred prior to actual contract (i.e. design, engineering, procurement of material, etc.) should not be recognized as the client does not have control of the good/service provided. When the estimate on a contract indicates a loss, or claims against costs incurred reduce the likelihood of recoverability of such costs, the Company records the entire estimated loss in the period the loss becomes known. Project contracts typically provide for a schedule of billings or invoices to the customer based on the Company’s job to date percentage of completion of specific tasks inherent in the fulfillment of its performance obligation(s). The schedules for such billings usually do not precisely match the schedule on which costs are incurred. As a result, contract revenue recognized in the statement of operations can and usually does differ from amounts that can be billed or invoiced to the customer at any point during the contract. Amounts by which cumulative contract revenue recognized on a contract as of a given date exceed cumulative billings and unbilled receivables to the customer under the contract are reflected as a current asset in the Company’s balance sheet under the captions “Costs and estimated earnings in excess of billings” and “Unbilled accounts receivable.” Amounts by which cumulative billings to the customer under a contract as of a given date exceed cumulative contract revenue recognized on the contract are reflected as a current liability in the Company’s balance sheet under the caption “Billings in excess of costs and estimated earnings.”

Revenue from service or short term contracts is recognized currently as the work is performed. Time and materials are accordingly charged to the customer at completion of the job. The Company recognizes service or short term contract revenues when there is persuasive evidence of an arrangement, delivery has occurred or services are rendered, the sales price is determinable, and collectability is reasonably assured. Revenue is typically recorded once all performance obligations have been satisfied. Sales are recorded net of discounts and returns, which historically have not been material.

Cash and Cash Equivalents

Cash and cash equivalents includes cash in bank and money market funds as well as other highly liquid investments with an original maturity of three months or less. The Company had no cash equivalents as of March 31, 2018 or December 31 2017. At times during the three months ended March 31, 2018 and 2017, balances exceeded the FDIC insurance limit of $250,000.

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

Sales and Use Tax

The Company collects sales tax in various jurisdictions. Upon collection from customers, it records the amount as a payable to the related jurisdiction. On a periodic basis, it files a sales tax return with the jurisdictions and remits the amount indicated on the return.

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

H/CELL ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018 AND 2017 (UNAUDITED)

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

The federal income tax returns of the Company are subject to examination by the IRS, generally for the three years after they are filed. The Company’s 2017, 2016 and 2015 income tax returns are still open for examination by the taxing authorities.

Fair Value of Financial Instruments

Except for the Company’s earn-out liability, the carrying value of cash and cash equivalents, accounts payable and accrued liabilities, and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments. All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed. The Company classifies and discloses assets and liabilities carried at fair value in one of the following three categories:

●	Level 1—quoted prices in active markets for identical assets and liabilities;

●	Level 2—observable market based inputs or unobservable inputs that are corroborated by market data; and

●	Level 3—significant unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The table below presents a reconciliation of the fair value of the Company’s contingent earn-out obligations that use significant unobservable inputs (Level 3).

Balance at December 31, 2017	$-
Earn-out liability from acquisition of PVBJ Inc.	172,171
Payments	-
Adjustments to fair value	-
Balance at March 31, 2018	$172,171

The Company values earn-out obligations using a probability weighted discounted cash flow method. This fair value measurement is based on significant unobservable inputs in the market and thus represents a Level 3 measurement within the fair value hierarchy. This analysis reflects the contractual terms of the purchase agreements (e.g., minimum and maximum payments, length of earn-out periods, manner of calculating any amounts due, etc.) and utilizes assumptions with regard to future cash flows, probabilities of achieving such future cash flows and a discount rate. The contingent earn-out obligations are measured at fair value each reporting period and changes in estimates of fair value are recognized in earnings.

H/CELL ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018 AND 2017 (UNAUDITED)

Net Income (Loss) Per Common Share

The Company computes basic net income (loss) per share by dividing net income (loss) per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of diluted loss per share excludes dilutive securities for the three months ended March 31, 2018 and 2017 because their inclusion would be anti-dilutive. Potentially dilutive securities excluded from the computation of basic and diluted net loss per share for the three months ended March 31, 2018 and 2017 are as follows:

	March 31, 2018	March 31, 2017

Options to purchase common stock	1,050,000	1,000,000
Totals	1,050,000	1,000,000

3.	RELATED PARTY TRANSACTIONS

The Company’s current office space consists of approximately 800 square feet, which is donated to it from one of its executive officers. There is no lease agreement and the Company pays no rent.

Effective February 4, 2016, the Company sold 526,316 shares of common stock to Reza Enterprises, Inc., an entity beneficially owned by Rezaul Karim. In connection with, and as a condition of closing, the Company agreed to appoint Rezaul Karim to its board of directors. Rezaul Karim resigned from the board of directors effective April 1, 2017. On April 1, 2017, the Company entered into a consulting agreement with Rezaul Karim for a period of one year. As such his function will be to promote our products and services. In each of April 2017 and 2018, Rezaul Karim exercised 100,000 options.

In June 2016, the Company entered into a contract with Rezaul Karim, one of its former directors, for the installation of an HC-1 system. The system installation was complete pending any change orders as of March 31, 2018, and generated $31,789 and $16,090 of revenue for the three months ended March 31, 2018 and 2017, respectively. The Company subcontracted the installation of the system to Renewable Energy Holdings LLC (“REH”), a company owned by Mike Strizki, one of the Company’s executive officers. James Strizki, one of the Company’s executive officers, is vice president of operations at REH. Costs incurred for REH were $31,617 and $15,905 for the three months ended March 31, 2018 and 2017, respectively.

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

At March 31, 2018 and December 31, 2017, the balances due to Turquino Equity LLC, a significant shareholder, amounted to approximately $15,000 and $31,257, respectively. These balances represent expenses for management services. There was $19,500 of management fees expensed for the three months ended March 31, 2018. Management fees expensed totaled $45,826 for the three months ended March 31, 2017.

On January 2, 2018, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with two of its directors, pursuant to which the Company sold an aggregate principal amount of $400,000 in 12% Convertible Debentures (“Debentures”), convertible into shares of the Company’s common stock at a conversion price of $0.75 per share. The Debentures, together with any accrued and unpaid interest, become due and payable on January 2, 2020 (the “Maturity Date”). Interest on the Debentures accrues at the rate of 12% per annum, payable monthly in cash, beginning on February 1, 2018 and on the Maturity Date. The Debentures are convertible into common stock at a conversion price of $0.75 per share at the discretion of the holder, with special provisions applying to any holder whose conversion would result in the holder beneficially owning more than 4.99% of the Company’s common stock. In connection with this convertible note payable, the Company recorded a $395,000 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note using the effective interest method, or until the note is converted or repaid.

H/CELL ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018 AND 2017 (UNAUDITED)

4.	SIGNIFICANT CONCENTRATIONS OF CREDIT RISK

Cash is maintained at an authorized deposit-taking institution (bank) incorporated in both the United States and Australia and is insured by the U.S. Federal Deposit Insurance Corporation and Australian Securities & Investments Commission up to $250,000 and approximately $186,000 USD in total, respectively. At March 31, 2018, the balances exceeded the insured limits by $341,978 and $405,978, respectively.

Credit risk for trade accounts is concentrated as well because substantially all of the balances are receivable from entities located within certain geographic regions. To reduce credit risk, the Company performs ongoing credit evaluations of its customers’ financial conditions, but does not generally require collateral. In addition, at March 31, 2018, approximately 25% of the Company’s accounts receivable was from one customer and, at December 31, 2017, approximately 36% of the Company’s accounts receivable was due from three unrelated customers, 14%, 12% and 10%, respectively.

5.	MAJOR CUSTOMERS

During the three months ended March 31, 2018, there was one customer with a concentration of 10% or higher of the Company’s revenue at 30%. During the three months ended March 31, 2017 there was one customer with a concentration of 10% or higher of the Company’s revenue at 49%.

6.	PROPERTY AND EQUIPMENT

At March 31, 2018 and December 31, 2017, property and equipment were comprised of the following:

	March 31, 2018	December 31, 2017
Furniture and fixtures (5 to 7 years)	$13,204	$6,857
Machinery and equipment (5 to 7 years)	35,305	35,919
Computer and software (3 to 5 years)	93,141	94,761
Auto and truck (5 to 7 years)	807,042	250,044
Leasehold improvements (life of lease)	39,914	40,608
	988,606	428,189
Less accumulated depreciation	579,230	325,616
	$409,376	$102,573

Depreciation expense for the three months ended March 31, 2018 and 2017 amounted to $27,574 and $7,434, respectively.

7.	UNCOMPLETED CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts are summarized as follows at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Costs incurred on uncompleted contracts	$2,677,262	$2,485,787
Estimated earnings	483,142	779,598
Costs and estimated earnings earned on uncompleted contracts	3,160,404	3,265,385
Billings to date	3,882,030	3,553,817
Costs and estimated earnings in excess of billings on uncompleted contracts	(721,626)	(288,432)
Costs and earnings in excess of billings on completed contracts	(686,064)	(252,757)
	$(32,562)	$(35,675)

Costs in excess of billings	$67,982	$51,531
Billings in excess of cost	(100,544)	(87,206)
	$(32,562)	$(35,675)

H/CELL ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018 AND 2017 (UNAUDITED)

8.	COMMITMENTS

The Company previously entered into two operating leases for office space in Woombye and Brisbane, Queensland, Australia, both which expired in April 2018. The Company signed a new lease in February of 2018 for new office space in Kunda Park Queensland Australia, starting in May 2018. The company also renewed the Brisbane office space for one year starting in May 2018. The Company’s office in Downingtown, Pennsylvania was renewed in January of 2018 for a one-year period. The future minimum payments on the leases for each of the next two years and in the aggregate amount to the following:

2018	$66,630
2019	21,600
$88,230

Rent expense for each of the three months ended March 31, 2018 and 2017 amounted to approximately $23,000 and is included in “General and Administrative” expenses on the related statements of operations.

During the three months March 31, 2018, the Company leased equipment under four capital leases, with a net book value of $165,609, which expire in June 2023. During the three months March 31, 2017, the Company had no capital leases. The obligations are payable in monthly installments ranging from approximately $615 to $2,630 with interest rates from 5.57% to 7.20% per annum. The leases are secured by the related equipment.

At March 31, 2018, approximate payments to be made on these capital lease obligations are as follows:

2018	$58,655
2019	78,207
2020	78,207
2021	44,680
2022	7,510
Thereafter	4,380

Capital lease obligation	271,639
Less amounts representing interest	23,910
Current portion	49,856

Net	$197,873

For the three months ended March 31, 2018, interest expense on the capital leases was approximately $1,300.

H/CELL ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018 AND 2017 (UNAUDITED)

9.	DEBT

Long-term debt consisted of the following:

Equipment Notes Payable

Non-current portion:

	March 31, 2018	December 31, 2017
Note payable with monthly payments of $716, including interest at 6.50% per annum through April 2021.	$17,382	$-
Note payable with monthly payments of $984, including interest at 14.70% per annum through March 2023.	$53,284	$-
Note payable with monthly payments of $947 including interest at 6.14% per annum through August 2024.	$50,810	$-
Total non-current portion:	$121,476	$-
Total current portion:	$23,823	$-
Total:	$145,299	$-

Aggregate annual principal payments in the fiscal years subsequent to December 31 2017, are as follows:

Year ending December 31:	Amount
2018 (remaining)	$23,823
2019	27,695
2020	28,727
2021	23,872
2022	21,734
Thereafter	19,448
$145,299

Convertible Note Payable

On January 2, 2018, the Company entered into an agreement with two related parties, who are directors of the Company and issued a 12.0% interest bearing convertible debenture for $400,000 due on January 2, 2020, with conversion features commencing immediately following the date of the note. Payments of interest only were due monthly beginning January 2018. The Debentures are convertible into common stock at a conversion price of $0.75 per share at the discretion of the holder, with special provisions applying to any holder whose conversion would result in the holder beneficially owning more than 4.99% of the Company’s common stock. In connection with this convertible note payable, the Company recorded a $395,000 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note using the effective interest method, or until the note is converted or repaid. The Company incurred $5,000 of legal fees for preparation of the financing documents, which has been reflected as a reduction of the net proceeds.

For the three months ended March 31, 2018, the Company incurred interest expense of $14,215, of which $2,214 related to the amortization of the discount.

Convertible notes payable consisted of the following:

	March 31, 2018	December 31, 2017
Note payable of $395,000, less debt discount of $392,786 including interest at 12% per annum through January 2020.	$2,214	$-

H/CELL ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018 AND 2017 (UNAUDITED)

10.	CONTRACT BACKLOG

As of March 31, 2018, the Company had a contract backlog approximating $662,000, with anticipated direct costs to complete approximating $483,142. At March 31, 2017, the Company had a contract backlog approximating $1,661,000, with anticipated direct costs to complete approximating $1,270,000.

11.	ACQUISITION UNDER COMMON CONTROL

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

12.	BUSINESS ACQUISITION

On February 1, 2018 (the “Closing Date”), the Company entered into a stock purchase agreement (the “Purchase Agreement”) by and among the Company, PVBJ and Benis Holdings LLC, the sole shareholder of PVBJ (“Benis Holdings”).

Pursuant to the Purchase Agreement, the Company acquired all of the issued and outstanding capital stock of PVBJ from Benis Holdings for an aggregate amount equal to (i) $221,800 (the “Cash Purchase Price”) and (ii) 444,445 shares of the Company’s common stock, par value $.0001 per share having a fair value of $1,177,779 (the “Acquisition Shares”). Pursuant to the Purchase Agreement, the Acquisition Shares were issued at closing, and the Cash Purchase Price will be paid to Benis Holdings from positive earnings before taxes of PVBJ, with Benis Holdings to receive 50% of annual earnings before taxes of PVBJ until such time as Benis Holdings has received the full Cash Purchase Price.

In connection with the acquisition of PVBJ, the Company entered into an employment agreement (the “Employment Agreement”) with Paul V. Benis, Jr. to serve as an Executive Vice President of the Company for a period of three years. Pursuant to the Employment Agreement, Mr. Benis shall receive an annual salary of $150,000 and have oversight of the business operations of PVBJ.

The preliminary estimated consideration transferred in the acquisition was as follows:

Upfront consideration	$1,177,779
Liabilities assumed	878,565
Total	$2,056,343

The estimated fair values of working capital balances, property and equipment, identifiable intangible assets and goodwill are provisional and are based on the information that was available as of the acquisition date. The estimated fair values of these provisional items are based on certain valuation and other studies and are in progress and not yet at the point where there is sufficient information for a definitive measurement. The Company believes the preliminary information provides a reasonable basis for estimating the fair values of these amounts, but is waiting for additional information necessary to finalize those fair values. Therefore, provisional measurements of fair values reflected are subject to change and such changes could be significant. The Company expects to finalize the valuation of tangible assets and liabilities, identifiable intangible assets and goodwill, and complete the acquisition accounting as soon as practicable but no later than January 2, 2019.

H/CELL ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018 AND 2017 (UNAUDITED)

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Cash and cash equivalents	$30,408
Accounts receivable	277,338
Property and equipment, net	272,554
Customer list	102,422
Goodwill	1,373,621
Total assets acquired	2,056,344
Accounts payable	(112,590)
Debt assumed	(590,657)
Earn out liability	(175,318)
Total liabilities assumed	(878,565)
Total net assets acquired	$1,177,779

The goodwill arising from the acquisition represents the expected synergistic benefits of the transaction, primarily related to lower future operating expenses and the knowledge and experience of the workforce in place. The goodwill is not deductible for income tax purposes.

A summary of preliminary estimated identifiable intangible assets acquired, preliminary estimated useful lives and amortization method is as follows:

Useful Life in	Amount	Years	Amortization Method
Customer List	$102,422	5	Straight Line
Total	$102,422

The results of the Company’s operations are included in the condensed consolidated statements of operations beginning February 1, 2018. The Company’s loss for the two month period ended March 31, 2018 totaled $81,570. The pre-tax loss includes estimated acquired intangible asset amortization of $3,414 for the two month period ended March 31, 2018.

For the two month period ended March 31, 2018, acquisition related costs for the Company totaled $15,000, and are included in general and administration expenses. The Company may incur additional acquisition related costs during 2018.

Pro forma results for H/Cell, Inc. giving effect to the PVBJ Inc. acquisition

The following pro forma financial information presents the combined results of operations of PVBJ Inc. and the Company for the three month period ended March 31, 2018 and 2017. The pro forma financial information presents the results as if the acquisition had occurred as of the beginning of 2018 and 2017.

The unaudited pro forma results presented include amortization charges for acquired intangible assets, interest expense and stock-based compensation expense.

Pro forma financial information is presented for informational purposes and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place as of the beginning of 2017.

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Revenues	$1,935,454	$2,419,175
Net income (loss)	(99,487)	21,696
Net income per share:
Basic	(0.00)	(0.00)
Diluted	(0.00)	(0.00)

H/CELL ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018 AND 2017 (UNAUDITED)

13.	STOCK OPTIONS AWARDS AND GRANTS

A summary of the stock option activity and related information for the 2016 Incentive Stock Option Plan from December 31, 2015 to March 31, 2018 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2015	-
Grants	1,000,000	$0.01	5.00	$387,450
Exercised	-
Canceled	-
Outstanding at December 31, 2016	1,000,000	$0.01	3.19	$387,450
Grants	150,000	1.83	4.35	$165,477
Exercised	(100,000)	0.01	-	(38,475)
Canceled	-
Outstanding at December 31, 2017	1,050,000	$0.27	3.35	514,182
Grants	-
Exercised	-
Canceled	-
Outstanding at March 31, 2018	1,050,000	$0.27	3.11	$514,182
Exercisable at March 31, 2018	-	$-	-	$-

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s weighted average grant date stock price of $0.473 per share, which would have been received by the option holders had those option holders exercised their options as of that date. It also includes options granted at exercise prices of $2.00 and $1.50, which were equal to the closing sales price of the Corporation’s common stock on the dates of grant.

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

The following table presents information related to stock options at March 31, 2018:

Options Outstanding		Options Exercisable
Weighted
		Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$0.27	1,050,000	3.11	-

H/CELL ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018 AND 2017 (UNAUDITED)

As of March 31, 2018, there was $93,218 of unrecognized compensation expense. As of March 31, 2017, there was no unrecognized compensation expense.

14.	SEGMENT INFORMATION

Our business is organized into two reportable segments: renewable systems integration revenue and non-renewable systems integration revenue. The reporting segments follow the same accounting policies used in the preparation of the Company’s unaudited condensed consolidated financial statements. The following represents selected information for the Company’s reportable segments for the three months ended March 31, 2018 and 2017.

	March 31, 2018	December 31, 2017
Assets by Segment
Renewable Systems Integration	$1,615,235	$27,589
Non-renewable Systems Integration	2,122,489	1,457,607
	$3,737,724	$1,485,196

For the Three Months Ended:

Revenue by Segment	March 31, 2018	March 31, 2017
Renewable Systems Integration	$31,789	$16,090
Non-renewable Systems Integration	1,694,535	1,850,755
	$1,726,324	$1,866,845

Cost of Sales by Segment
Renewable Systems Integration	$31,617	$16,163
Non-renewable Systems Integration	1,209,413	1,413,562
	$1,241,030	$1,429,725

Operating Expenses
Renewable Systems Integration	$161,692	$46,435
Non-renewable Systems Integration	412,992	446,809
	574,684	$493,244

Operating (Loss) Income by Segment
Renewable Systems Integration	(103,083)	$(46,105)
Non-renewable Systems Integration	(7,886)	(10,019)
	$(110,969)	$(56,124)

15.	401(k) PLANS

Substantially all of the Company’s employees may elect to defer a portion of their annual compensation in the Company-sponsored 401(k) tax-deferred savings plans. The Company makes matching contributions in these plans. The amount charged to expense for these plans was $5,156 for the three months ended March 31, 2018. There was no expense for the three months ended March 31, 2017.

16.	INCOME TAX

For the three months ended March 31, 2018 and 2017, the Company did not record any income tax expense or benefit. No tax benefit has been recorded in relation to the pre-tax loss for the three months ended March 31, 2018 and 2017, due to a full valuation allowance to offset any deferred tax asset related to net operating loss carry forwards attributable to the losses.

H/CELL ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018 AND 2017 (UNAUDITED)

17.	RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued accounting standard update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under previous guidance. This may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In July 2015, the FASB approved the proposal to defer the effective date of ASU 2014-09 standard by one year. Early adoption was permitted after December 15, 2016, and the standard became effective for public entities for annual reporting periods beginning after December 15, 2017 and interim periods therein. In 2016, the FASB issued final amendments to clarify the implementation guidance for principal versus agent considerations (ASU No. 2016-08), accounting for licenses of intellectual property and identifying performance obligations (ASU No. 2016-10), narrow-scope improvements and practical expedients (ASU No. 2016-12) and technical corrections and improvements to ASU 2014-09 (ASU No. 2016-20) in its new revenue standard. The Company has performed a review of the requirements of the new revenue standard and is monitoring the activity of the FASB and the transition resource group as it relates to specific interpretive guidance. The Company reviewed customer contracts, applied the five-step model of the new standard to its contracts, and compared the results to its current accounting practices. The Company has drafted disclosures required by the new standard and the adoption has not had a material impact on the financial statements.

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

During January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments — Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The standard addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is not permitted with the exception of certain provisions related to the presentation of other comprehensive income. The adoption of ASU 2016-01 did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

In August 2016, FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 clarifies the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. ASU 2016-15 is effective for fiscal years, and interim periods within those years beginning after December 15, 2017. The Company adopted ASU 2016-15 effective January 1, 2018 and it did not have a material impact on its financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”) to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under this new guidance, modification accounting is required if the fair value, vesting conditions, or classification of the award changes as a result of the change in terms or conditions. ASU 2017-09 is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within each annual reporting period. The Company adopted ASU 2017-09 effective January 1, 2018 and it did have a material impact on its financial statements.

Management does not believe there would have been a material effect on the accompanying financial statements had any other recently issued, but not yet effective, accounting standards been adopted in the current period.

18.	SUBSEQUENT EVENTS

On April 2, 2018, Rezaul Karim a former director/consultant exercised options to acquire 100,000 shares of the Company’s common stock.

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

On February 1, 2018, the Company acquired PVBJ Inc. (“PVBJ”). Established in 2008, PVBJ, doing business as Temperature Service Company, is a regionally recognized company that specializes in HVAC and refrigeration for commercial and residential customers. The services offered include design, installation, repair, maintenance and emergency services for environmental systems. PVBJ has a highly trained technical team that is experienced in all aspects of environmental systems. The company works directly with end users and through general contractors. PVBJ covers the Pennsylvania, New Jersey, Maryland and Delaware markets.

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

Results of Operations

For the three months ended March 31, 2018 and the three months ended March 31, 2017

Revenue and Cost of Revenue

We had $1,726,325 of revenue and $1,241,030 for cost of revenue during the three months ended March 31, 2018, of which $31,789 and $31,617, respectively, was related party.

We had $1,866,845 of revenue and $1,429,725 for cost of revenue during the three months ended March 31, 2017, of which $16,090 and $15,905, respectively, was related party. The revenue breakdown by segment is as follows:

	For the Three Months Ended
	March 31, 2018	March 31, 2017
Revenue by Segment
Renewable Systems Integration	$31,789	$16,090
Non-renewable Systems Integration	1,694,535	1,850,755
	$1,726,324	$1,866,845

General and Administrative Expenses

During the three months ended March 31, 2018, our general and administrative expenses were $574,684. $161,692 was related to the Renewable Systems Integration segment, which included $37,500 of gross payroll, $35,263 of accounting fees related to audit and consulting fees, $27,000 of legal fees, $19,500 of management fees, $17,148 of stock based compensation, $6,944 of dues and subscription fees, which pertained to EDGAR fees and OTC Market annual listing fees, $5,202 for insurance, $4,387 of travel, $3,564 of amortization, $3,271 of miscellaneous expenses and $1,913 of payroll taxes.

During the three months ended March 31, 2017, our general and administrative expenses were $493,244. $46,435 was related to the Renewable Systems Integration segment, which included $19,500 of legal fees, $7,675 of consulting/dues and subscription fees, which pertained to EDGAR fees and OTC Market annual listing fees, $5,000 of stock based compensation, $3,519 of travel, a New Jersey state tax of $750 and $9,991 of miscellaneous expenses.

The Non-renewable Systems Integration segment incurred general and administrative expenses during the three months ended March 31, 2018 of $412,992 including management and administrative salaries of $157,841 along with $43,805 of other various employee expenses, such as vacation and sick time. In addition, automobile expenses totaled $71,452, which included repairs, fuel and auto allowance. Facilities lease totaled $26,994. We incurred $7,183 of travel and entertainment, business meals, investor relations and promotional expenses. Professional fees of $6,145 consisted of legal and accounting fees incurred for tax and human resources advice. Dues and subscription fees were $1,102, which pertained to miscellaneous business subscriptions and renewals. In addition, we incurred $25,159 for various insurance, $17,154 for telecommunications, $5,156 of 401(k) expense, $4,066 of tax expense, other miscellaneous fees of $19,361, and depreciation of $27,574.

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

Net Loss

As a result of the foregoing, we had net losses of $110,969 and $56,124 for the three months ended March 31, 2018 and 2017, respectively.

Liquidity and Capital Resources

As of March 31, 2018, we had working capital of $427,138, comprised of $591,978 of cash and cash equivalents, $1,110,552 of accounts receivables, $18,716 of prepaid expenses and $67,982 of costs in excess of billings. We had $1,073,289 of accounts payables, $15,000 of management fees – related party, $100,544 of billings in excess of cost and $55,969 of sales and withholding tax payable, $23,175 of current notes payable, $49,856 of current capital leases payable, and $44,257 of income tax payable which made up current liabilities at March 31, 2018. We had $197,873 of long term capital leases and $122,124 of long term notes payable along with $2,214 of convertible notes payable – related party. For the three months ended March 31, 2018, we generated $106,332 of cash in operating activities, which represented our net loss of $110,969 and $217,910 of changes in accounts payable, offset by $27,724 of depreciation and amortization, $39,654 of changes in accounts receivables, $4,284 of prepaid expenses, $28,969 of costs in excess of billings and $34,354 of billings in excess of cost, $17,148 in stock based compensation, $3,418 loss on sale of assets, $14,412 of security deposits, and $4,066 of income tax. We used $69,021 from investing activities from the purchase of fixed assets less the disposition of $393. Net cash from financing activities consisted of the issuance of convertible debt for $395,000, net of related costs, less repayments on notes payable of $14,113, adding back proceeds of issuance of notes payable for $61,062 less payments on capital leases of $16,619 and long term debt of $345,067.

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

We presently do not have any available credit, bank financing or other external sources of liquidity. While we achieved net income from operations for the year ended December 31, 2017, we had a net loss for the quarter ended March 31, 2018, our operations historically have not been a source of liquidity and we cannot be assured they will be in the near future. We may need to obtain additional capital in order to expand operations and fund our activities. Future financing may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. Even if we are able to raise the funds if required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we may be required to delay, reduce the scope of or eliminate our marketing and business development services.

2018 Convertible Debenture Financing

On January 2, 2018, we entered into a securities purchase agreement (the “Purchase Agreement”) with two of our directors, pursuant to which we sold an aggregate principal amount of $400,000 in 12% Convertible Debentures (“Debentures”), convertible into shares of our common stock at a conversion price of $0.75 per share.

The Debentures, together with any accrued and unpaid interest, become due and payable on January 2, 2020 (the “Maturity Date”). Interest on the Debentures accrues at the rate of 12% per annum, payable monthly in cash, beginning on February 1, 2018 and on the Maturity Date. The Debentures are convertible into common stock at a conversion price of $0.75 per share at the discretion of the holder, with special provisions applying to any holder whose conversion would result in the holder beneficially owning more than 4.99% of our common stock.

Critical Accounting Policies

Please refer to Note 2 in the accompanying financial statements.

Recent Accounting Pronouncements

Please refer to Note 17 in the accompanying financial statements.

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

Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, as a result of the material weaknesses described below, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not a party to any material legal proceedings or claims.

Item 1A. Risk Factors

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 2, 2018, we entered into a securities purchase agreement (the “Purchase Agreement”) with two of our directors, pursuant to which we sold an aggregate principal amount of $400,000 in 12% Convertible Debentures (“Debentures”), convertible into shares of our common stock at a conversion price of $0.75 per share at the discretion of the holder, with special provisions applying to any holder whose conversion would result in the holder beneficially owning more than 4.99% of our common stock. We intend to use the net proceeds for working capital and general corporate purposes.

The issuance of the Debentures was exempt from registration under the Securities Act of 1933, as amended, in reliance upon Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from H/Cell Energy Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H/CELL ENERGY CORPORATION

Date: June 27, 2018	By:	/s/ ANDREW HIDALGO
Andrew Hidalgo
Chief Executive Officer (Principal Executive Officer)

Date: June 27, 2018	By:	/s/ MATTHEW HIDALGO
Matthew Hidalgo
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

