Form 10-Q
period 2018-06-30
H/Cell Energy Corp
filed 2018-08-10
CIK 1676580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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

As of August 9, 2018, there were 7,586,024 shares of registrant’s common stock outstanding.

H/CELL ENERGY CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

H/CELL ENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$460,538	$455,700
Accounts receivable (net retention)	1,321,820	808,050
Prepaid expenses	14,467	14,669
Costs and earnings in excess of billings	58,970	51,531
Total current assets	1,855,795	1,329,950

Property and equipment, net	403,941	102,573
Security deposits and other non-current assets	21,344	8,416
Deferred tax asset	44,257	44,257
Customer lists, net	93,887	-
Goodwill	1,373,621	-

Total assets	$3,792,845	$1,485,196

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$951,769	$631,385
Management fees payable – related party	15,000	31,257
Earn out payable	182,056
Billings in excess of costs and earnings	93,099	87,206
Sales and withholding tax payable	59,894	61,239
Current equipment notes payable	33,407	-
Current capital lease payable	67,289	-
Income tax payable	25,746	98,313
Total current liabilities	1,428,260	909,400

Noncurrent liabilities
Capital leases	166,965	-
Equipment notes payable	128,919	-
Convertible note payable – related party, net of discount	8,891	-
Total noncurrent liabilities	304,775	-

Total liabilities	1,733,035	909,400

Commitments and contingencies

Stockholders’ equity
Preferred stock - $0.0001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock - $0.0001 par value; 25,000,000 shares authorized; 7,586,024 and 7,041,579 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	758	704
Additional paid-in capital	2,949,459	1,335,656
Accumulated deficit	(828,768)	(731,754)
Accumulated other comprehensive loss	(61,639)	(28,810)
Total stockholders’ equity	2,059,810	$575,796

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$3,792,845	$1,485,196

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

H/CELL ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS – OTHER COMPREHENSIVE INCOME

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017

Revenue
Construction income	$2,009,825	$1,906,495	$3,704,360	$3,757,250
Related party	-	24,163	31,789	40,253
Total revenue	2,009,825	1,930,658	3,736,149	3,797,503

Cost of goods sold
Direct costs	1,253,043	1,147,909	2,462,456	2,561,729
Direct costs – related party	-	34,440	31,617	50,345
Total cost of goods sold	1,253,043	1,182,349	2,494,073	2,612,074

Gross profit	756,782	748,309	1,242,076	1,185,429

Operating expenses
General and administrative expenses	687,831	498,124	1,243,015	945,369
Management fees – related party	19,500	45,000	39,000	91,000
Total operating expenses	707,331	543,124	1,282,015	1,036,369

Income (loss) from operations	49,451	205,185	(39,939)	149,060
Income tax provision (benefit)	-	-	-	-

Income (loss) before other income and expense	$49,451	$205,185	$(39,939)	$149,060

Other income (loss)	(6,738)	2,297	(6,738)	2,298

Other expenses
Interest expense	10,146	-	14,092	-
Interest expense – related party	18,676	-	32,891	-
Loss on fixed asset disposal	(64)	-	3,354	-
Total other expenses	28,758	-	50,337	-

Net income (loss)	$13,955	$207,482	$(97,014)	$151,358

Other comprehensive income (loss), net

Foreign currency translation adjustment	(22,570)	7,048	(32,829)	18,417

Comprehensive income (loss)	$(8,615)	$214,530	$(129,843)	$169,775

Earnings (loss) per share
Basic	$0.00	$0.03	$(0.01)	$0.02
Diluted	$0.00	$0.03	$(0.01)	$0.02
Weighted average common shares outstanding
Basic	7,483,980	7,039,357	7,450,235	6,355,468
Diluted	8,819,225	7,948,091	7,450,235	7,259,155

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

H/CELL ENERGY CORPORATION

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2018

	Common Stock		Preferred Stock				Accumulated
	Number of Shares	Amount	Number of shares	Amount	Additional Paid-In Capital	Accumulated Income (Deficit)	Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Beginning, January 1, 2018	7,041,579	$704	-	$-	$1,335,656	$(731,754)	$(28,810)	$575,796

Issuance of common stock in February 2018, PVBJ Acquisition	444,445	44	-	-	1,183,516	-	-	1,183,560

Issuance of common stock April 2018, Stock Options	100,000	10	-	-	990	-	-	1,000

Stock-based compensation expense	-	-	-	-	34,297	-	-	34,297

Beneficial conversion feature	-	-	-	-	395,000	-	-	395,000

Net loss	-	-	-	-	-	(97,014)	(32,829)	(123,105)

Ending, June 30, 2018	7,586,024	$758	-	$-	$2,949,459	$(828,768)	$(61,639)	$2,059,810

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

H/CELL ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Six Months Ended June 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(97,014)	$151,358
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	85,130	14,559
Stock-based compensation	34,297	18,456
Loss on sale of assets	3,354
Change in fair value contingent consideration	6,738
Change in operating assets and liabilities:
Accounts and retainage receivable	(541,335)	(929,652)
Prepaid expenses and other costs	(202)	8,099
Costs in excess of billings	(10,559)	69,843
Security deposits	(14,144)
Accounts payable and accrued expenses	412,271	339,043
Billings in excess of costs	5,893	88,802

Net cash used in operating activities	(115,167)	(239,492)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of fixed assets	(4,663)	(19,889)
Cash acquired in business acquisition	30,408
Proceeds from disposition of property and equipment	386	2,298

Net cash used in investing activities	(26,131)	(17,591)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of convertible debt	395,000	-
Payments of related party interest	(24,000)	-
Repayments on capital leases	(31,368)	-
Repayments on notes payable	(22,273)	-
Repayments on long-term debt	(197,801)	-
Proceeds related to stock option exercises	1,000	1,000

Net cash provided by financing activities	120,558	1,000

Net decrease in cash and cash equivalents	(31,522)	(256,803)

Effect of foreign currency translation on cash	(26,684)	11,985

Cash and cash equivalents, beginning of period	455,700	537,867

Cash and cash equivalents, end of period	$460,538	$293,769

Supplemental disclosure of non-cash investing and financing activities

Common stock issued for acquisition of business	$1,177,779	-
Fair value of net assets acquired in business combination	$2,056,344	-
Beneficial conversion feature	$8,891	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

H/CELL ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018 AND 2017 (UNAUDITED)

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

Accounts Receivable

Accounts receivable are recorded when invoices are issued and are presented in the balance sheet net of the allowance for doubtful accounts. The allowance for doubtful accounts is estimated based on the Company’s historical losses, the existing economic conditions in the construction industry, and the financial stability of its customers. Accounts are written off as uncollectible after collection efforts have failed. In addition, the Company does not generally charge interest on past-due accounts or require collateral. At June 30, 2018 and December 31 2017, there was no allowance for doubtful accounts required.

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

JUNE 30, 2018 AND 2017 (UNAUDITED)

Goodwill and Identifiable Intangible Assets

Goodwill represents the excess of the aggregate of the following (1) consideration transferred, (2) the fair value of any non-controlling interest in the acquire, and (3) if the business combination is achieved in stages, the acquisition-date fair value of our previously held equity interest in the acquiree over the net of the acquisition-date amounts of the identifiable assets acquired and the liabilities assumed. Identifiable intangible assets consist primarily of customer lists and relationships, non-compete agreements and technology based intangibles and other contractual agreements. The Company amortizes finite lived identifiable intangible assets over the shorter of their stated or statutory duration or their estimated useful lives, generally ranging from 3 to 15 years, on a straight-line basis to their estimated residual values and periodically reviews them for impairment. Total identifiable intangible assets comprised 39% of our consolidated total assets at June 30, 2018. There were no intangible assets or goodwill at June 30, 2017.

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

Advertising Costs

Advertising costs are charged to expense during the period in which they are incurred. Advertising expense for the three months ended June 30, 2018 and 2017 was $1,068 and $524, respectively. For the six months ended June 30, 2018 and 2017, advertising expense was $2,240 and $2,146, respectively.

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

JUNE 30, 2018 AND 2017 (UNAUDITED)

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

Cash and Cash Equivalents

Cash and cash equivalents includes cash in bank and money market funds as well as other highly liquid investments with an original maturity of three months or less. The Company had no cash equivalents as of June 30, 2018 or December 31 2017. At times during the three and six months ended June 30, 2018 and 2017, balances exceeded the FDIC insurance limit of $250,000.

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

H/CELL ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018 AND 2017 (UNAUDITED)

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

Balance at December 31, 2017	$-
Earn-out liability from acquisition of PVBJ Inc.	175,318
Payments	-
Adjustments to fair value	6,738
Balance at June 30, 2018	$182,056

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

H/CELL ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018 AND 2017 (UNAUDITED)

Net Income (Loss) Per Common Share

The Company computes basic net income (loss) per share by dividing net income (loss) per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of diluted loss per share excludes dilutive securities for the six months ended June 30, 2018 and 2017 because their inclusion would be anti-dilutive. Potentially dilutive securities excluded from the computation of basic and diluted net loss per share for the three months ended June 30, 2018 and 2017 are as follows:

	June 30, 2018	June 30, 2017

Convertible debt	533,333	-
Options to purchase common stock	900,000	1,000,000
Totals	1,433,333	1,000,000

3.	RELATED PARTY TRANSACTIONS

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

In June 2016, the Company entered into a contract with Rezaul Karim, one of its former directors, for the installation of an HC-1 system. The system installation was complete pending any change orders as of June 30, 2018, and generated $31,789 and $40,253 of revenue for the six months ended June 30, 2018 and 2017, respectively. The Company subcontracted the installation of the system to Renewable Energy Holdings LLC (“REH”), a company owned by Mike Strizki, one of the Company’s executive officers. James Strizki, one of the Company’s executive officers, is vice president of operations at REH. Costs incurred for REH were $31,617 and $50,345 for the six months ended June 30, 2018 and 2017, respectively. No revenue or costs were incurred in the three months ended June 30, 2018. For the three months ended June 30, 2017, the Company incurred revenue of $24,163 and direct costs of $34,440.

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

At June 30, 2018 and December 31, 2017, the balances due to Turquino Equity LLC, a significant shareholder, amounted to approximately $15,000 and $31,257, respectively. These balances represent expenses for management services. There was $19,500 of management fees expensed for the three months ended June 30, 2018 and $39,000 for the six months ended June 30, 2018. Management fees expensed totaled $45,826 for the three months ended June 30, 2017 and $91,000 for the six months ended June 30, 2018.

On January 2, 2018, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with two of its directors, pursuant to which the Company sold an aggregate principal amount of $400,000 in 12% Convertible Debentures (“Debentures”), convertible into shares of the Company’s common stock at a conversion price of $0.75 per share. The Debentures, together with any accrued and unpaid interest, become due and payable on January 2, 2020 (the “Maturity Date”). Interest on the Debentures accrues at the rate of 12% per annum, payable monthly in cash, beginning on February 1, 2018 and on the Maturity Date. The Debentures are convertible into common stock at a conversion price of $0.75 per share at the discretion of the holder, with special provisions applying to any holder whose conversion would result in the holder beneficially owning more than 4.99% of the Company’s common stock. In connection with this convertible note payable, the Company recorded a $397,500 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note using the effective interest method, or until the note is converted or repaid.

H/CELL ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018 AND 2017 (UNAUDITED)

4.	SIGNIFICANT CONCENTRATIONS OF CREDIT RISK

Cash is maintained at an authorized deposit-taking institution (bank) incorporated in both the United States and Australia and is insured by the U.S. Federal Deposit Insurance Corporation and Australian Securities & Investments Commission up to $250,000 and approximately $186,000 USD in total, respectively. At June 30, 2018, the balances exceeded the insured limits by $206,986 and $270,986, respectively.

Credit risk for trade accounts is concentrated as well because substantially all of the balances are receivable from entities located within certain geographic regions. To reduce credit risk, the Company performs ongoing credit evaluations of its customers’ financial conditions, but does not generally require collateral. In addition, at June 30, 2018, approximately 27% of the Company’s accounts receivable was due from two unrelated customers at 14% and 13%, respectively. At December 31, 2017, approximately 36% of the Company’s accounts receivable was due from three unrelated customers, 14%, 12% and 10%, respectively.

5.	MAJOR CUSTOMERS

There were two customers with a concentration of 10% or higher 16%, and 15%, respectively, for the three months ended June 30, 2018, and three customers for the six months ended June 30, 2018 at 21%, and two at 11%, respectively. During the three months ended June 30, 2017, two customers had a concentration of 10% or higher at 27%, and 22%, respectively; and for the six months ended June 30, 2017, two customers had a concentration of 10% or higher at 35% and 17%, respectively.

6.	PROPERTY AND EQUIPMENT

At June 30, 2018 and December 31, 2017, property and equipment were comprised of the following:

	June 30, 2018	December 31, 2017
Furniture and fixtures (5 to 7 years)	$12,962	$6,857
Machinery and equipment (5 to 7 years)	36,453	35,919
Computer and software (3 to 5 years)	117,260	94,761
Auto and truck (5 to 7 years)	803,965	250,044
Leasehold improvements (life of lease)	39,934	40,608
	1,010,574	428,189
Less accumulated depreciation	606,633	325,616
	$403,941	$102,573

Depreciation expense for the three and six months ended June 30, 2018 were $47,945 and $75,519, respectively. Depreciation expense for the three and six months ended June 30, 2017 amounted to $7,529 and $14,559, respectively.

7.	UNCOMPLETED CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts are summarized as follows at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Costs incurred on uncompleted contracts	$2,695,441	$2,485,787
Estimated earnings	577,393	779,598
Costs and estimated earnings on uncompleted contracts	3,272,834	3,265,385
Billings to date	3,816,397	3,553,817
Costs and estimated earnings in excess of billings on uncompleted contracts	(543,563)	(288,432)
Costs and earnings in excess of billings on completed contracts	(509,434)	(252,757)
	$(34,129)	$(35,675)

Costs in excess of billings	$58,970	$51,531
Billings in excess of cost	(93,099)	(87,206)
	$(34,129)	$(35,675)

H/CELL ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018 AND 2017 (UNAUDITED)

8.	COMMITMENTS

The Company previously entered into two operating leases for office space in Woombye and Brisbane, Queensland, Australia, both which expired in April 2018. The Company signed a new lease in February of 2018 for new office space in Kunda Park Queensland Australia, starting in May 2018 and expiring in May 2021. The Company also renewed the Brisbane office space for one year starting in May 2018. The Company’s office in Downingtown, Pennsylvania was renewed in January of 2018 for a one-year period. The future minimum payments on the leases for each of the next three and one-half years and in the aggregate amount to the following:

2018	$49,776
2019	54,050
2020	39,639
2021	13,213
$156,678

Rent expense for the three months ended June 30, 2018 and 2017 amounted to approximately $20,000 and $23,000 respectively and is included in “General and Administrative” expenses on the related statements of operations. Rent for the six months ended June 30, 2018 and 2017 totaled $47,347 and $44,724, respectively.

During the three and six months June 30, 2018, the Company had vehicles leased under four capital leases, with a net book value of $159,226, which expire in June 2023. During the three and six months ended June 30, 2017, the Company had no capital leases. The obligations are payable in monthly installments ranging from approximately $615 to $2,630 with interest rates from 5.57% to 7.20% per annum. The leases are secured by the related equipment.

At June 30, 2018, approximate payments to be made on these capital lease obligations are as follows:

2018	$39,105
2019	78,209
2020	75,578
2021	44,178
2022	7,512
Thereafter	4,382

Capital lease obligation	248,963
Less amounts representing interest	14,709
Current portion	67,289

Net	$166,965

H/CELL ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018 AND 2017 (UNAUDITED)

For the three and six months ended June 30, 2018, interest expense on the capital leases was approximately $2,912 and $4,982, respectively.

9.	DEBT

Long-term debt consisted of the following:

Equipment Notes Payable

	June 30, 2018	December 31, 2017
Note payable with monthly payments of $716, including interest at 6.50% per annum through November 2020.	$22,642	$-
Note payable with monthly payments of $984, including interest at 14.70% per annum through March 2023.	$57,479	$-
Note payable with monthly payments of $787, including interest At 5.76% per annum through April 2021.	$24,810
Note payable with monthly payments of $947 including interest at 6.14% per annum through December 2024.	$57,395	$-
Total non-current portion:	$162,326	$-
Total current portion:	$(33,407)	$-
Total:	$128,919	$-

Aggregate annual principal payments in the fiscal years subsequent to December 31 2017, are as follows:

Year ending December 31:	Amount
2018 (remaining)	$20,453
2019	40,905
2020	40,189
2021	26,014
2022	22,864
Thereafter	37,743
Notes payable obligation	188,169
Less amounts representing interest	(25,843)

$162,326

Convertible Note Payable

On January 2, 2018, the Company entered into an agreement with two related parties, who are directors of the Company and issued a 12.0% interest bearing convertible debenture for $400,000 due on January 2, 2020, with conversion features commencing immediately following the date of the note. Payments of interest only were due monthly beginning January 2018. The Debentures are convertible into common stock at a conversion price of $0.75 per share at the discretion of the holder, with special provisions applying to any holder whose conversion would result in the holder beneficially owning more than 4.99% of the Company’s common stock. In connection with this convertible note payable, the Company recorded a $397,500 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note using the effective interest method, or until the note is converted or repaid. The Company incurred $5,000 of legal fees for preparation of the financing documents, which has been reflected as an additional debt discount.

For the three months ended June 30, 2018, the Company incurred interest expense of $18,676, of which $4,177 related to the amortization of the discount.

H/CELL ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018 AND 2017 (UNAUDITED)

For the six months ended June 30, 2018 the Company incurred interest expense of $32,891, of which $8,891 related to the amortization of the discount.

Convertible notes payable consisted of the following:

	June 30, 2018	December 31, 2017
Note payable of $397,500, less debt discount of $388,609 including interest at 12% per annum through January 2020.	$8,891	$-

10.	CONTRACT BACKLOG

At June 30, 2018, the Company had a contract backlog approximating $715,831 with anticipated direct costs to completion approximating $577,000.

11.	ACQUISITION UNDER COMMON CONTROL

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

JUNE 30, 2018 AND 2017 (UNAUDITED)

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

The results of PVBJ’s operations are included in the condensed consolidated statements of operations beginning February 1, 2018. PVBJ’s income for three and five month period ended June 30, 2018 totaled $104,791 and $23,001, respectively. The pre-tax income includes estimated acquired intangible asset amortization of $5,121 for the three month period ended June 30, 2018 and $8,535 for the five month period ended June 30, 2018.

For the three and six month period ended June 30, 2018, acquisition related costs for the Company totaled $15,000, and are included in general and administration expenses. The Company may incur additional acquisition related costs during 2018.

Pro forma results for H/Cell, Inc. giving effect to the PVBJ Inc. acquisition

The following pro forma financial information presents the combined results of operations of PVBJ Inc. and the Company for the three and six month periods ended June 30, 2018 and 2017. The pro forma financial information presents the results as if the acquisition had occurred as of the beginning of 2017.

The unaudited pro forma results presented include amortization charges for acquired intangible assets, interest expense and stock-based compensation expense.

Pro forma financial information is presented for informational purposes and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place as of the beginning of 2017.

H/CELL ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018 AND 2017 (UNAUDITED)

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017
Revenues	$2,009,825	$2,425,707
Net income	24,887	198,027
Net income per share:
Basic	0.01	0.03
Diluted	0.01	0.03

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Revenues	$3,945,280	$4,844,882
Net income (loss)	(68,975)	219,723
Net income (loss) per share:
Basic	0.00	0.04
Diluted	0.00	0.03

13.	STOCK OPTIONS AWARDS AND GRANTS

A summary of the stock option activity and related information for the 2016 Plan from December 31, 2016 to June 30, 2018 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2016	1,000,000	$0.01	3.19	$387,450
Grants	150,000	1.83	4.35	$165,477
Exercised	(100,000)	0.01	-	(38,475)
Canceled	-
Outstanding at December 31, 2017	1,050,000	$0.27	3.35	514,182
Grants	-
Exercised	(100,000)	$0.01	-	(38,475)
Canceled	-
Outstanding at June 30, 2018	950,000	$0.30	3.07	$475,707
Exercisable at June 30, 2018	100,000	$1.01	3.37	$100,000

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s weighted average grant date stock price of $0.3958 per share, which would have been received by the option holders had those option holders exercised their options as of that date. It also includes options granted at exercise prices of $2.00 and $1.50, which were equal to the closing sales price of the Company’s common stock on the dates of grant.

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

H/CELL ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018 AND 2017 (UNAUDITED)

The following table presents information related to stock options at June 30, 2018:

Options Outstanding		Options Exercisable
Weighted
		Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$0.30	950,000	3.07	100,000

As of June 30, 2018, there was $77,473 of unrecognized compensation expense. At June 30, 2017, there was $94,196 of unrecognized compensation expense.

14.	SEGMENT INFORMATION

Our business is organized into two reportable segments: renewable systems integration revenue and non-renewable systems integration revenue. The reporting segments follow the same accounting policies used in the preparation of the Company’s unaudited condensed consolidated financial statements. The following represents selected information for the Company’s reportable segments at June 30, 2018 and December 31, 2017, and also for the three and six months ended June 30, 2018 and 2017.

	June 30, 2018	December 31, 2017
Assets by Segment
Renewable Systems Integration	$1,546,343	$27,589
Non-renewable Systems Integration	2,246,502	1,457,607
	$3,792,845	$1,485,196

	For the Three Months Ended		For the Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Revenue by segment
Renewable Systems integration	$-	$24,163	$31,789	$40,253
Non-renewable system Integration	2,009,825	1,906,495	3,704,360	3,757,250
	$2,009,825	$1,930,658	$3,736,149	$3,797,503

Cost of sales by segment
Renewable Systems integration	$-	$34,440	$31,617	$50,345
Non-renewable system Integration	1,253,043	1,147,909	2,462,456	2,561,729
	$1,253,043	$1,182,349	$2,494,073	$2,612,074

Operating expenses
Renewable Systems integration	$139,489	$102,169	$298,699	$148,604
Non-renewable system Integration	567,842	440,955	983,316	887,765
	$707,331	$543,124	$1,282,015	$1,036,369
Operating (loss) income by segment
Renewable Systems integration	$(137,007)	$(112,446)	$(298,527)	$(158,696)
Non-renewable system Integration	186,458	317,631	258,588	307,756
	$49,451	$205,185	$(39,939)	$149,060

H/CELL ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018 AND 2017 (UNAUDITED)

15.	401(k) PLANS

Substantially all of the Company’s employees may elect to defer a portion of their annual compensation in the Company-sponsored 401(k) tax-deferred savings plans. The Company makes matching contributions in these plans. The amount charged to expense for these plans was $5,372 for the three months ended June 30, 2018 and $10,528 for the six months ended June 30, 2018. There was no expense for the three or six months ended June 30, 2017.

16.	INCOME TAX

For the three and six months ended June 30, 2018 and 2017, the Company did not record any income tax expense or benefit. No tax benefit has been recorded in relation to the pre-tax loss for the three and six months ended June 30, 2018 and 2017. A valuation allowance of $25,746 is listed on the balance sheet at June 30, 2018 to offset any deferred tax asset related to net operating loss carry forwards attributable to the losses.

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

H/CELL ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018 AND 2017 (UNAUDITED)

In May 2017, the FASB issued ASU No.  2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”) to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under this new guidance, modification accounting is required if the fair value, vesting conditions, or classification of the award changes as a result of the change in terms or conditions. ASU 2017-09 is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within each annual reporting period. The Company adopted ASU 2017-09 effective January 1, 2018 and it did not have a material impact on its financial statements.

Management does not believe there would have been a material effect on the accompanying financial statements had any other recently issued, but not yet effective, accounting standards been adopted in the current period.

18.	NET INCOME PER SHARE

The following table sets forth the information needed to compute basic and diluted earnings per share:

	Three months ended June 30, 2018	Three months ended June 30, 2017	Six months ended June 30, 2017
Net income	$13,955	$207,482	$151,358
Weighted average common shares outstanding	7,483,980	7,039,357	6,355,468
Dilutive securities
Convertible debt	533,333	-	-
Options	801,912	908,734	903,687
Diluted weighted average common shares outstanding	8,819,225	7,948,091	7,259,155
Basic net income per share	$0.00	$0.03	$0.02
Diluted net income per share	$0.00	$0.03	$0.02

For the six month period ended June 30, 2018, there is no calculation as there was a net loss and certain potential shares of common stock would have been excluded from the calculation of diluted income per share, and therefore, the effect on diluted income per share would have been anti-dilutive.

19.	SUBSEQUENT EVENTS

The Company has evaluated events from June 30, 2018 through the date the financial statements were issued. There were no subsequent events that need disclosure.

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

On February 1, 2018, we acquired PVBJ Inc. (“PVBJ”). Established in 2008, PVBJ, doing business as Temperature Service Company, is a regionally recognized company that specializes in HVAC and refrigeration for commercial and residential customers. The services offered include design, installation, repair, maintenance and emergency services for environmental systems. PVBJ has a highly trained technical team that is experienced in all aspects of environmental systems. PVBJ works directly with end users and through general contractors. PVBJ covers the Pennsylvania, New Jersey, Maryland and Delaware markets.

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

Results of Operations

For the three months ended June 30, 2018 and 2017

Revenue and Cost of Revenue

We had $2,009,825 of revenue and $1,253,043 for cost of revenue during the three months ended June 30, 2018, respectively. We had $1,930,658 of revenue and $1,182,349 for cost of revenue during the three months ended June 30, 2017, of which $24,163 and $34,440, respectively, was related party. The increase in revenue and cost of revenue was due to the acquisition of PVBJ on February 1, 2018.

	For the Three Months Ended
	June 30, 2018	June 30, 2017
Revenue by segment
Renewable Systems integration	$-	$24,163
Non-renewable system Integration	2,009,825	1,906,495
	$2,009,825	$1,930,658

General and Administrative Expenses

During the three months ended June 30, 2018, our general and administrative expenses were $707,331. $139,489 was related to the Renewable Systems Integration segment as follows: $41,325 of gross payroll and payroll taxes, $34,747 of legal and accounting fees, $19,500 of management disbursements, $17,149 of stock-based compensation, $7,928 of consulting/dues and subscription fees, which pertained to EDGAR fees and OTC Market annual listing fees, $5,271 in amortization of intangible assets, directors and officers insurance liability of $4,258 and $6,829 of miscellaneous expenses.

The non-renewable Systems Integration segment incurred general and administrative expenses during the three months ended June 30, 2018 of $570,324, including management and administrative salaries of $241,953 along with $110,614 of other various employee expenses, such as vacation and sick time. In addition, automobile expenses totaled $68,517, which included repairs, fuel and auto allowance. Insurance totaled $47,868. Facilities lease totaled $20,997. Professional fees of $8,347 consisted of legal and accounting fees incurred for tax and human resources advice. We also incurred telecommunications charges of $12,211 and computer expenses of $4,706. In addition, we incurred other miscellaneous fees of $15,041 and depreciation of $40,070.

During the three months ended June 30, 2017, our general and administrative expenses were $543,124. $102,169 was related to the Renewable Systems Integration segment: $12,000 of legal fees, $8,852 of consulting/dues and subscription fees, which pertained to EDGAR fees and OTC Market annual listing fees, $13,457 of stock-based compensation, $2,786 of travel, $60,119 of accounting fees related to audit, consulting and Pride acquisition costs, directors and officers insurance liability of $2,601 and $2,355 of miscellaneous expenses.

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

As a result of the foregoing, we had net income of $13,955 for the three months ended June 30, 2018, compared to net income of $207,482 for the three months ended June 30, 2017.

For the six months ended June 30, 2018 and 2017

Revenue and Cost of Revenue

For the six months ended June 30, 2018, we had $3,736,149 of revenue and $2,494,073 of cost of revenue, of which $31,789 and $31,617, respectively, was related party. For the six months ended June 30, 2017, we had $3,797,503 of revenue and $2,612,074 of cost of revenue, of which $40,253 and $50,345, respectively, was related party. The six months ended 2017 had more revenue and costs due to Pride having two significant jobs over $1,000,000 that were substantially billed and completed during that time. It is atypical for Pride to have two significant jobs ongoing at the same time; Pride did not have during the six months ended June 30, 2018.

	For the Six Months Ended
	June 30, 2018	June 30, 2017
Revenue by segment
Renewable Systems integration	$31,789	$40,253
Non-renewable system Integration	3,704,360	3,757,250
	$3,736,149	$3,797,503

General and Administrative Expenses

During the six months ended June 30, 2018, our general and administrative expenses were $1,282,015. $301,181 was related to the Renewable Systems Integration segment, consisting of: $80,738 of gross payroll and payroll tax, $57,960 of accounting fees related to audit, consulting and acquisition costs, $39,050 of legal fees, $39,000 of management disbursements, $34,297 of stock-based compensation, $14,872 of consulting/dues and subscription fees, which pertained to EDGAR fees, OTC Market annual listing fees, and transfer agent fees, directors and officers insurance liability of $9,460, $8,835 of amortization of intangible assets, $5,526 of travel and $8,961 of miscellaneous expenses.

The non-renewable Systems Integration segment incurred general and administrative expenses during the six months ended June 30, 2018 of $983,316, including management and administrative salaries of $388,544 along with $200,093 of other various employee expenses, such as vacation and sick time and workcover. In addition, automobile expenses totaled $153,702, which included repairs, fuel and auto allowance. Facilities lease totaled $57,612. In addition various business and health insurances totaled $74,282, $25,029 of depreciation, $34,325 of computer and telecommunications, $13,464 of professional fees for legal and accounting services, $10,585 of 401K contributions, $10,256 of travel and meals and $15,424 of miscellaneous costs.

During the six months ended June 30, 2017, our general and administrative expenses were $1,036,369. $148,604 was related to the Renewable Systems Integration segment: $31,500 of legal fees, $16,526 of consulting/dues and subscription fees, which pertained to EDGAR fees and OTC Market annual listing fees, $18,457 of stock-based compensation, $6,583 of travel, $68,006 of accounting fees related to audit, consulting and Pride acquisition costs, directors and officers insurance liability of $2,601 and $4,932 of miscellaneous expenses.

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

As a result of the foregoing, we had a net loss of $97,014 for the six months ended June 30, 2018 compared to net income of $151,358 for the six months ended June 30, 2017.

Liquidity and Capital Resources

As of June 30, 2018, we had working capital of $427,535, comprised of $460,538 of cash and cash equivalents, $1,321,820 of accounts receivables, $58,970 of costs in excess of billings and $14,467 of prepaid expenses, offset by $951,769 of accounts payables and accrued expenses, $93,099 of billings in excess of cost, $67,289 of capital leases payable, $59,894 of sales and withholding tax payable, $33,407 of notes payable, $25,746 of income tax payable, $182,056 of earn out payable and $15,000 of management fees-related party, which made up current liabilities at June 30, 2018. We also had $166,965 of long term capital leases and $128,919 of long term notes payable along with $8,891 of convertible notes payable – related party.

For the six months ended June 30, 2018, we used $115,167 of cash in operating activities, which represented our net loss of $97,014 and $412,271 of changes in accounts payable and accrued expenses offset by $85,130 of depreciation and amortization, $3,354 of loss on sale of assets, $6,738 in change in fair value contingent consideration, $202 of prepaid expenses, $10,559 of costs in excess of billings, $5,893 of billings in excess of cost and $34,297 of stock-based compensation, $14,144 of security deposits offset by $541,335 of changes in accounts receivables.

For the six months ended June 30, 2017, we used $239,492 of cash in operating activities, which represented our net income of $151,358 $339,043 of changes in accounts payable, $14,559 of depreciation and amortization, $8,099 of prepaid expenses, $69,843 of costs in excess of billings, $88,802 of billings in excess of cost and $18,456 of stock-based compensation, offset by $929,652 of changes in accounts receivables,

For the six months ended June 30, 2018, we used $26,131 in investing activities relating to the purchase of fixed assets of $4,663, offset by $386 of proceeds from the disposition of property and equipment and $30,408 of cash acquired in business acquisition. For the six months ended June 30, 2017, we used $17,591 in investing activities relating to the purchase of fixed assets of $19,889, offset by $2,298 of proceeds from the disposition of property and equipment.

For the six months ended June 30, 2018, we received $120,558 in financing activities relating to $395,000 for the issuance of convertible debt and $1,000 of proceeds from the exercise of stock options, offset by $197,801 in repayments on long-term debt, $31,368 in repayments of capital leases, $22,273 in repayments of notes payable and $24,000 to payments of related party interest. For the six months ended June 30, 2017, we received $1,000 from financing activities, which represented proceeds from the exercise of stock options.

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

We presently do not have any available credit, bank financing or other external sources of liquidity. While we have achieved net income from operations as of June 30, 2018, our operations historically have not been a source of liquidity and we cannot be assured they will be in the near future. We may need to obtain additional capital in order to expand operations and fund our activities. Future financing may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. Even if we are able to raise the funds if required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we may be required to delay, reduce the scope of or eliminate our marketing and business development services.

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

Recent Accounting Pronouncements

Please refer to Note 17 in the accompanying financial statements

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

Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, as a result of the material weaknesses described below, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not a party to any material legal proceedings or claims.

Item 1A. Risk Factors

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None,

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from H/Cell Energy Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H/CELL ENERGY CORPORATION

Date: August 10, 2018	By:	/s/ ANDREW HIDALGO
Andrew Hidalgo
Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2018	By:	/s/ MATTHEW HIDALGO
Matthew Hidalgo
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

