Form 10-Q
period 2018-09-30
H/Cell Energy Corp
filed 2018-11-08
CIK 1676580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

As of November 7, 2018, there were 7,586,024 shares of registrant’s common stock outstanding.

H/CELL ENERGY CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

H/CELL ENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$331,236	$455,700
Accounts receivable (net retention)	1,230,621	808,050
Prepaid expenses	23,282	14,669
Costs and earnings in excess of billings	73,180	51,531
Total current assets	1,658,319	1,329,950

Property and equipment, net	362,933	102,573
Security deposits and other non-current assets	20,711	8,416
Deferred tax asset	44,257	44,257
Customer lists, net	88,766	-
Goodwill	1,373,621	-

Total assets	$3,548,607	$1,485,196

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$830,708	$631,385
Management fees payable – related party	-	31,257
Earn-out payable	186,346	-
Billings in excess of costs and earnings	51,798	87,206
Sales and withholding tax payable	45,154	61,239
Current equipment notes payable	32,538	-
Current capital lease payable	68,240	-
Income tax payable	26,197	98,313
Total current liabilities	1,240,981	909,400

Noncurrent liabilities
Note payable	222,963	-
Capital leases	149,590	-
Equipment notes payable	118,606	-
Convertible note payable – related party, net of discount	14,268	-
Total noncurrent liabilities	505,427	-

Total liabilities	1,746,408	909,400

Commitments and contingencies

Stockholders’ equity
Preferred stock - $0.0001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock - $0.0001 par value; 25,000,000 shares authorized; 7,586,024 and 7,041,579 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	758	704
Additional paid-in capital	2,967,004	1,335,656
Accumulated deficit	(1,096,096)	(731,754)
Accumulated other comprehensive loss	(69,467)	(28,810)
Total stockholders’ equity	1,802,199	$575,796

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$3,548,607	$1,485,196

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

H/CELL ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS – OTHER COMPREHENSIVE INCOME

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017

Revenue
Construction income	$1,830,992	$1,292,905	$5,535,352	$5,050,155
Related party	8,499	45,666	40,288	85,919
Total revenue	1,839,491	1,338,571	5,575,640	5,136,074

Cost of goods sold
Direct costs	1,438,669	870,369	3,901,125	3,432,098
Direct costs – related party	9,019	37,304	40,636	87,649
Total cost of goods sold	1,447,688	907,673	3,941,761	3,519,747

Gross profit	391,803	430,898	1,633,879	1,616,327

Operating expenses
General and administrative expenses	607,125	437,344	1,850,140	1,379,415
Management fees – related party	19,500	46,000	58,500	138,000
Total operating expenses	626,625	483,344	1,908,640	1,517,415

Income (loss) from operations	(234,822)	(52,446)	(274,761)	98,912
Income tax provision (benefit)	-	-	-	-

Income (loss) before other income and expense	(234,822)	(52,446)	(274,761)	98,912

Other expenses
Interest expense	7,544	-	21,636	-
Interest expense – related party	19,877	-	52,768	-
Change in fair value earn-out	4,290	-	11,028	-
Loss on fixed asset disposal	795	-	4,149	-
Total other expenses	28,216	-	78,553	-

Net income (loss)	$(267,328)	$(52,446)	$(364,342)	$98,912

Other comprehensive income (loss), net

Foreign currency translation adjustment	(7,828)	5,928	(40,657)	24,345

Comprehensive income (loss)	$(275,156)	$(46,518)	$(404,999)	$123,257

Earnings (loss) per share
Basic	$(0.04)	$(0.01)	$(0.05)	$0.02
Diluted	$(0.04)	$(0.01)	$(0.05)	$0.01
Weighted average common shares outstanding
Basic	7,586,024	7,084,436	7,469,307	6,601,873
Diluted	7,586,024	7,084,436	7,469,307	7,526,763

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

H/CELL ENERGY CORPORATION

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

	Common Stock		Preferred Stock				Accumulated
	Number of Shares	Amount	Number of shares	Amount	Additional Paid-In Capital	Accumulated Income (Deficit)	Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Beginning, January 1, 2018	7,041,579	$704	-	$-	$1,335,656	$(731,754)	$(28,810)	$575,796

Issuance of common stock in February 2018, PVBJ Acquisition	444,445	44	-	-	1,183,537	-	-	1,183,581

Exercise of Stock Options	100,000	10	-	-	990	-	-	1,000

Stock-based compensation expense	-	-	-	-	51,821	-	-	51,821

Beneficial conversion feature	-	-	-	-	395,000	-	-	395,000

Net loss	-	-	-	-	-	(364,342)	(40,657)	(404,999)

Ending, September 30, 2018	7,586,024	$758	-	$-	$2,967,004	$(1,096,096)	$(69,467)	$1,802,199

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

H/CELL ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Nine Months Ended September 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(364,342)	$98,912
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	135,498	23,374
Stock-based compensation	51,821	35,041
Loss on sale of assets	4,149	(77)
Change in fair value contingent consideration	11,028	-
Change in operating assets and liabilities:
Accounts and retainage receivable	(456,672)	(108,014)
Prepaid expenses and other costs	(9,121)	1,490
Costs in excess of billings	(26,786)	82,431
Security deposits	(13,898)	-
Accounts payable and accrued expenses	311,906	(251,132)
Billings in excess of costs	(30,246)	(2,576)

Net cash used in operating activities	(386,663)	(120,551)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of fixed assets	(13,909)	(32,577)
Cash acquired in business acquisition	30,408	-
Proceeds from disposition of property and equipment	5,534	11,957

Net cash provided by (used in) investing activities	22,033	(20,620)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of convertible debt	395,000	-
Payments of related party interest	(36,000)	-
Repayments on capital leases	(42,123)	-
Repayments on notes payable	(36,229)	-
Proceeds from line of credit	251,065	-
Repayments on long-term debt	(225,903)	-
Proceeds related to stock option exercises	1,000	1,000

Net cash provided by financing activities	306,810	1,000

Net decrease in cash and cash equivalents	(57,820)	(140,171)

Effect of foreign currency translation on cash	(66,644)	23,375

Cash and cash equivalents, beginning of period	455,700	537,867

Cash and cash equivalents, end of period	$331,236	$421,071

Supplemental disclosure of non-cash investing and financing activities

Common stock issued for acquisition of business	$1,177,779	-
Fair value of net assets acquired in business combination	$2,056,344	-
Beneficial conversion feature	$378,232	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

H/CELL ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND 2017 (UNAUDITED)

1.	ORGANIZATION AND LINE OF BUSINESS

H/Cell Energy Corporation (the “Company”) was incorporated in the state of Nevada on August 17, 2015. The Company, based in Flemington, N.J., is a company whose principal operations consist of designing and installing clean energy systems with a focus on hydrogen energy. Effective January 31, 2017, the Company acquired The Pride Group (QLD) Pty Ltd, an Australian company (“Pride”) (see Note 11). Founded in 1997, Pride is a provider of security systems integration for a variety of customers in the government and commercial sector and has launched a new clean energy systems division to focus on the high growth renewable energy market in Asia-Pacific. The new clean energy division has generated some revenue and has begun to bid a number of projects. On February 1, 2018, the Company acquired PVBJ Inc. (“PVBJ”) for 444,445 shares of the Company’s common stock with a fair value of $1,177,779 and $221,800 in earn-out liability (see Note 12). Established in 2008, PVBJ is well recognized for the design, installation, maintenance and emergency service of environmental systems both in residential and commercial markets. PVBJ is now expanding into clean energy systems.

The Company has developed a hydrogen energy system for residential and commercial use designed to create electricity. This unique system uses renewable energy as its source for hydrogen production. It functions as a self-sustaining clean energy system using hydrogen and fuel cell technology. It can be configured as an off grid solution for all electricity needs or it can be connected to the grid to generate energy credits. Its production of electricity is truly eco-friendly, as it is not produced by the use of fossil fuels. It is a revolutionary green-energy concept that is safe, renewable, self-sustaining and cost effective.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and following the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These interim financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the Company’s financial information. These interim results are not necessarily indicative of the results of be expected for the year ending December 31, 2018 or any other interim period or for any other future year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2017, included in the Company’s 2018 Annual Report on Form 10-K filed with the SEC. The balance sheet as of December 31, 2017 has been derived from audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.

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

Accounts Receivable

Accounts receivable are recorded when invoices are issued and are presented in the balance sheet net of the allowance for doubtful accounts. The allowance for doubtful accounts is estimated based on the Company’s historical losses, the existing economic conditions in the construction industry, and the financial stability of its customers. Accounts are written off as uncollectible after collection efforts have failed. In addition, the Company does not generally charge interest on past-due accounts or require collateral. At September 30, 2018 and December 31 2017, there was no allowance for doubtful accounts required.

H/CELL ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND 2017 (UNAUDITED)

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

Goodwill and Identifiable Intangible Assets

Goodwill represents the excess of the aggregate of the following (1) consideration transferred, (2) the fair value of any non-controlling interest in the acquiree, and (3) if the business combination is achieved in stages, the acquisition-date fair value of our previously held equity interest in the acquiree over the net of the acquisition-date amounts of the identifiable assets acquired and the liabilities assumed. Identifiable intangible assets consist primarily of customer lists and relationships, non-compete agreements and technology based intangibles and other contractual agreements. The Company amortizes finite lived identifiable intangible assets over the shorter of their stated or statutory duration or their estimated useful lives, generally ranging from 3 to 15 years, on a straight-line basis to their estimated residual values and periodically reviews them for impairment. Total identifiable intangible assets comprised 41% of our consolidated total assets at September 30, 2018. There were no intangible assets or goodwill at December 31, 2017.

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

Advertising Costs

Advertising costs are charged to expense during the period in which they are incurred. Advertising expense for the three months ended September 30, 2018 and 2017 was $1,144 and $336, respectively. For the nine months ended September 30, 2018 and 2017, advertising expense was $3,384 and $2,482, respectively.

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

SEPTEMBER 30, 2018 AND 2017 (UNAUDITED)

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

Cash and Cash Equivalents

Cash and cash equivalents includes cash in bank and money market funds as well as other highly liquid investments with an original maturity of three months or less. The Company had no cash equivalents as of September 30, 2018 or December 31 2017. At times during the three and nine months ended September 30, 2018 and 2017, balances exceeded the FDIC insurance limit of $250,000.

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

H/CELL ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND 2017 (UNAUDITED)

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

Balance at December 31, 2017	$-
Earn-out liability from acquisition of PVBJ Inc.	175,318
Payments	-
Adjustments to fair value	11,028
Balance at September 30, 2018	$186,346

H/CELL ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND 2017 (UNAUDITED)

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

Net Income (Loss) Per Common Share

The Company computes basic net income (loss) per share by dividing net income (loss) per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of diluted loss per share excludes dilutive securities for the nine months ended September 30, 2018 because their inclusion would be anti-dilutive. Potentially dilutive securities excluded from the computation of basic and diluted net loss per share for the three months ended September 30, 2018 and 2017 are as follows:

	September 30, 2018	September 30, 2017

Convertible debt	533,333	-
Options to purchase common stock	980,000	1,050,000
Totals	1,513,333	1,050,000

3.	RELATED PARTY TRANSACTIONS

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

In September 2016, the Company entered into a contract with Rezaul Karim, one of its former directors, for the installation of an HC-1 system. The system installation was complete pending any change orders as of September 30, 2018, and generated $31,789 and $85,919 of revenue for the nine months ended September 30, 2018 and 2017, respectively. The Company subcontracted the installation of the system to Renewable Energy Holdings LLC (“REH”), a company owned by Mike Strizki, one of the Company’s executive officers. James Strizki, one of the Company’s executive officers, is vice president of operations at REH. Costs incurred for REH were $31,617 and $87,649 for the nine months ended September 30, 2018 and 2017, respectively. No revenue or costs were incurred in the three months ended September 30, 2018. For the three months ended September 30, 2017, the Company incurred revenue of $45,666 and direct costs of $37,304.

In September 2018, the Company entered into a contract with Steve Mullane, the Executive General Manager of Pride, for a solar installation. The system installation was complete as of September 30, 2018, however one change order of $686 will be deducted to the cost of the job amount in October 2018. Costs incurred were $9,019 along with revenue of $8,499 for each of the three and nine months ended September 30, 2018.

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

H/CELL ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND 2017 (UNAUDITED)

At September 30, 2018 and December 31, 2017, the balances due to Turquino Equity LLC (Turquino”), a significant shareholder, amounted to $0 and $31,257, respectively. These balances represent expenses for management services. There was $19,500 of management fees expensed for the three months ended September 30, 2018 and $58,500 for the nine months ended September 30, 2018. Management fees expensed totaled $47,000 for the three months ended September 30, 2017 and $138,000 for the nine months ended September 30, 2017.

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

Cash is maintained at an authorized deposit-taking institution (bank) incorporated in both the United States and Australia and is insured by the U.S. Federal Deposit Insurance Corporation and Australian Securities & Investments Commission up to $250,000 and approximately $186,000 USD in total, respectively. At September 30, 2018 and December 31 2017, the balances exceeded the insured limits by $81,236 and $145,236, respectively.

Credit risk for trade accounts is concentrated as well because substantially all of the balances are receivable from entities located within certain geographic regions. To reduce credit risk, the Company performs ongoing credit evaluations of its customers’ financial conditions, but does not generally require collateral. In addition, at September 30, 2018, approximately 20% of the Company’s accounts receivable was due from two unrelated customers at 12% and 8%, respectively. At December 31, 2017, approximately 36% of the Company’s accounts receivable was due from three unrelated customers, 14%, 12% and 10%, respectively.

5.	MAJOR CUSTOMERS

There was one customer with a concentration of 10% or higher, at 20%, for the three months ended September 30, 2018, and three customers for the nine months ended September 30, 2018 at 16%, 14% and 11%, respectively. There was one customer with a concentration of 10% or higher of the Company’s revenue, at 19%, for the three months ended September 30, 2017, and two customers, at 29% and 14%, for the nine months ended September 30, 2017.

6.	PROPERTY AND EQUIPMENT

At September 30, 2018 and December 31, 2017, property and equipment were comprised of the following:

	September 30, 2018	December 31, 2017
Furniture and fixtures (5 to 7 years)	$12,803	$6,857
Machinery and equipment (5 to 7 years)	35,565	35,919
Computer and software (3 to 5 years)	120,621	94,761
Auto and truck (5 to 7 years)	783,310	250,044
Leasehold improvements (life of lease)	38,961	40,608
	991,260	428,189
Less accumulated depreciation	628,327	325,616
	$362,933	$102,573

Depreciation expense for the three months ended September 30, 2018 and 2017 was $29,105 and $8,454, respectively. Depreciation expense for the nine months ended September 30, 2018 and 2017 was $104,624 and $23,374, respectively.

H/CELL ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND 2017 (UNAUDITED)

7.	UNCOMPLETED CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts are summarized as follows at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Costs incurred on uncompleted contracts	$1,871,577	$2,485,787
Estimated earnings	550,409	779,598
Costs and estimated earnings on uncompleted contracts	2,421,896	3,265,385
Billings to date	2,467,054	3,553,817
Costs and estimated earnings in excess of billings on uncompleted contracts	(45,068)	(288,432)
Costs and earnings in excess of billings on completed contracts	(66,450)	(252,757)
	$21,382	$(35,675)

Costs in excess of billings	$73,180	$51,531
Billings in excess of cost	(51,798)	(87,206)
	$21,382	$(35,675)

8.	COMMITMENTS

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

2018	$23,979
2019	54,050
2020	39,639
2021	13,213
$130,881

Rent expense for the three months ended September 30, 2018 and 2017 was $22,582 and $23,500, respectively. Rent expense for the nine months ended September 30, 2018 and 2017 was $67,355 and $68,500, respectively, and is included in “General and Administrative” expenses on the related statements of operations.

During the three and nine months September 30, 2018, the Company had vehicles leased under four capital leases, with a net book value of $159,226, which expire in September 2023. During the three and nine months ended September 30, 2017, the Company had no capital leases. The obligations are payable in monthly installments ranging from approximately $615 to $2,630 with interest rates from 5.57% to 7.20% per annum. The leases are secured by the related equipment.

At September 30, 2018, approximate payments to be made on these capital lease obligations are as follows:

2018	$26,569
2019	78,209
2020	75,578
2021	44,718
2022	7,512
Thereafter	4,382
Capital lease obligation	236,968
Less: amounts representing interest	19,138
Current maturities of capital lease obligations	68,240
Capital lease obligations, non-current	$149,590

For the three and nine months ended September 30, 2018, interest expense on the capital leases was $2,912 and $7,894, respectively.

H/CELL ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND 2017 (UNAUDITED)

9.	DEBT

Long-term debt consisted of the following:

Equipment Notes Payable

	September 30, 2018	December 31, 2017
Note payable with monthly payments of $716, including interest at 6.50% per annum through November 2020.	$20,235	$-
Note payable with monthly payments of $1,294.50, including interest at 14.72 per annum through March 2023.	$56,080	$-
Note payable with monthly payments of $1,063.45, including interest at 5.76% per annum through April 2021	$21,120	$-
Note payable with monthly payments of $946.84 including interest at 6.14% per annum through December 2024.	$53,709	$-
Total non-current portion:	$151,144	$-
Total current portion:	$(32,538)	$-
Total:	$118,606	$-

Aggregate annual principal payments in the fiscal years subsequent to December 31 2017, are as follows:

Year ending December 31:	Amount
2018 (remaining)	$8,506
2019	40,395
2020	39,679
2021	25,657
2022	22,584
Thereafter	37,377
Notes payable obligation	174,198
Less amounts representing interest	(23,055)
$151,144

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

H/CELL ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND 2017 (UNAUDITED)

For the three months ended September 30, 2018, the Company incurred interest expense of $19,877, of which $7,877 related to the amortization of the discount.

For the nine months ended September 30, 2018, the Company incurred interest expense of $52,768, of which $14,268 related to the amortization of the discount.

10.	CONTRACT BACKLOG

At September 30, 2018, the Company had a contract backlog approximating $715,595 with anticipated direct costs to completion approximating $550,409.

11.	ACQUISITION UNDER COMMON CONTROL

On January 31, 2017, the Company entered into a share exchange agreement (the “Exchange Agreement”) by and among the Company, Pride, Turquino and Stephen Paul Mullane and Marie Louise Mullane as Trustees of the Mullane Family Trust (the “Mullane Trust” and together with Turquino, the “Pride Shareholders”). Andrew Hidalgo and Matthew Hidalgo, the Company’s Chief Executive Officer and Chief Financial Officer, respectively, are each a managing partner of Turquino.

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

On February 1, 2018, the Company entered into a stock purchase agreement (the “Purchase Agreement”) by and among the Company, PVBJ and Benis Holdings LLC, the sole shareholder of PVBJ (“Benis Holdings”).

Pursuant to the Purchase Agreement, the Company acquired all of the issued and outstanding capital stock of PVBJ from Benis Holdings for an aggregate amount equal to (i) $221,800 (the “Cash Purchase Price”) and (ii) 444,445 shares of the Company’s common stock, par value $.0001 per share having a fair value of $1,177,779 (the “Acquisition Shares”). Pursuant to the Purchase Agreement, the Acquisition Shares were issued at closing, and the earn-out will be paid to Benis Holdings from positive earnings before taxes of PVBJ, with Benis Holdings to receive 50% of annual earnings before taxes of PVBJ until such time as Benis Holdings has received the full Cash Purchase Price.

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

H/CELL ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND 2017 (UNAUDITED)

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

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Cash and cash equivalents	$30,408
Accounts receivable	277,338
Property and equipment, net	272,554
Customer list	102,422
Goodwill	1,373,621
Total assets acquired	2,056,344
Accounts payable	(112,590)
Debt assumed	(590,657)
Earn-out liability	(175,318)
Total liabilities assumed	(878,565)
Total net assets acquired	$1,177,779

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

The results of PVBJ’s operations are included in the condensed consolidated statements of operations beginning February 1, 2018. PVBJ’s net loss for three and eight month period ended September 30, 2018 totaled $84,343 and $61,341, respectively. The net loss includes estimated acquired intangible asset amortization of $5,121 for the three month period ended September 30, 2018 and $13,656 for the eight month period ended September 30, 2018.

For the three and nine month period ended September 30, 2018, acquisition related costs for the Company totaled $29,500 and $44,500 and are included in general and administration expenses. The Company may incur additional acquisition related costs during 2018.

Pro forma results for H/Cell Energy Corporation giving effect to the PVBJ Inc. acquisition

The following pro forma financial information presents the combined results of operations of PVBJ Inc. and the Company for the three and nine month periods ended September 30, 2018 and 2017. The pro forma financial information presents the results as if the acquisition had occurred as of the beginning of 2017.

The unaudited pro forma results presented include amortization charges for acquired intangible assets, interest expense and stock-based compensation expense.

H/CELL ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND 2017 (UNAUDITED)

Pro forma financial information is presented for informational purposes and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place as of the beginning of 2017.

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017
Revenues	$1,839,491	$1,965,079
Net income (loss)	(267,328)	57,472
Net income (loss) per share:
Basic	(0.04)	0.01
Diluted	(0.04)	0.01

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Revenues	$7,499,211	$6,809,961
Net income (loss)	(352,860)	277,215
Net income (loss) per share:
Basic	(0.05)	0.04
Diluted	(0.05)	0.04

13.	STOCK OPTIONS AWARDS AND GRANTS

A summary of the stock option activity and related information for the Company’s 2016 Incentive Stock Option Plan from December 31, 2017 to September 30, 2018 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2017	1,050,000	$0.27	3.35	$514,182
Grants	30,000	1.00	4.89	-
Exercised	(100,000)	0.01	-	(38,475)
Canceled	-	-	-	-
Outstanding at September 30, 2018	980,000	0.92	3.66	475,707
Exercisable at September 30, 2018	112,500	$1.13	3.23	$127,125

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s weighted average grant date stock price of $0.3958 per share, which would have been received by the option holders had those option holders exercised their options as of that date. It also includes options granted at exercise prices of $2.00, $1.50, and $1.00, which were equal to the closing sales price of the Company’s common stock on the dates of grant.

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

As of September 30, 2018, there was $73,216 of unrecognized compensation expense. At September 30, 2017, there was $126,991 of unrecognized compensation expense.

H/CELL ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND 2017 (UNAUDITED)

14.	SEGMENT INFORMATION

Our business is organized into two reportable segments: renewable systems integration revenue and non-renewable systems integration revenue. The reporting segments follow the same accounting policies used in the preparation of the Company’s unaudited condensed consolidated financial statements. The following represents selected information for the Company’s reportable segments at September 30, 2018 and December 31, 2017, and also for the three and nine months ended September 30, 2018 and 2017.

	September 30, 2018	December 31, 2017
Assets by Segment
Renewable Systems Integration	$1,612,793	$27,589
Non-renewable Systems Integration	1,935,814	1,457,607
	$3,548,607	$1,485,196

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Revenue by segment
Renewable Systems integration	$8,499	$45,666	$40,288	$85,919
Non-renewable system Integration	1,830,992	1,292,905	5,535,352	5,050,155
	$1,839,491	$1,338,571	$5,575,640	$5,136,074

Cost of sales by segment
Renewable Systems integration	$9,019	$37,304	$40,636	$87,649
Non-renewable system Integration	1,438,669	870,369	3,901,125	3,432,098
	$1,447,688	$907,673	$3,941,761	$3,519,747

Operating expenses
Renewable Systems integration	$123,459	$57,447	$424,640	$206.051
Non-renewable system Integration	503,166	425,897	1,484,000	1.311,364
	$626,625	$483,344	$1,908,640	$1,517,415
Operating (loss) income by segment
Renewable Systems integration	$(126,461)	$(49,085)	$(424,988)	$(207,781)
Non-renewable system Integration	(108,361)	(3,361)	150,227	306,693
	$(234,822)	$(52,446)	$(274,761)	$98,912

15.	401(k) PLANS

Substantially all of the Company’s employees may elect to defer a portion of their annual compensation in the Company-sponsored 401(k) tax-deferred savings plans. The Company makes matching contributions in these plans. The amount charged to expense for these plans was $5,753 for the three months ended September 30, 2018 and $16,281 for the nine months ended September 30, 2018. There was no expense for the three or nine months ended September 30, 2017.

16.	INCOME TAX

For the three and nine months ended September 30, 2018 and 2017, the Company did not record any income tax expense or benefit. No tax benefit has been recorded in relation to the pre-tax loss for the three and nine months ended September 30, 2018 and 2017. A partial valuation allowance of $26,197 is listed on the balance sheet at September 30, 2018 to offset any deferred tax asset related to net operating loss carry forwards attributable to the losses.

H/CELL ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND 2017 (UNAUDITED)

17.	RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued accounting standard update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under previous guidance. This may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In July 2015, the FASB approved the proposal to defer the effective date of ASU 2014-09 standard by one year. Early adoption was permitted after December 15, 2016, and the standard became effective for public entities for annual reporting periods beginning after December 15, 2017 and interim periods therein. In 2016, the FASB issued final amendments to clarify the implementation guidance for principal versus agent considerations (ASU No. 2016-08), accounting for licenses of intellectual property and identifying performance obligations (ASU No. 2016-10), narrow-scope improvements and practical expedients (ASU No. 2016-12) and technical corrections and improvements to ASU 2014-09 (ASU No. 2016-20) in its new revenue standard. The Company has performed a review of the requirements of the new revenue standard and is monitoring the activity of the FASB and the transition resource group as it relates to specific interpretive guidance. The Company reviewed customer contracts, applied the five-step model of the new standard to its contracts, and compared the results to its current accounting practices. The Company has included disclosures required by the new standard and the adoption has not had a material impact on the financial statements.

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

During February 2016, the FASB issued ASU No. 2016-02, “Leases” (“ASU 2016-02”). The standard requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The update also expands the required quantitative and qualitative disclosures surrounding leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The adoption of ASU 2016-02 is currently being evaluated by the Company, but is not expected to have a material impact on the Company’s financial position, results of operations or cash flows due to an insignificant number of leases that the Company has entered into.

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

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (ASC 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 simplifies the accounting for nonemployee share-based payment transactions. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The new standard will become effective for the Company beginning January 1, 2019, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

H/CELL ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND 2017 (UNAUDITED)

In August 2018, the FASB issue ASU 2018-13, Fair Value Measurement (ASC 820ASC 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The new standard will become effective for the Company January 1, 2020, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

Management does not believe there would have been a material effect on the accompanying financial statements had any other recently issued, but not yet effective, accounting standards been adopted in the current period.

18.	NET INCOME PER SHARE

The following table sets forth the information needed to compute basic and diluted earnings per share:

Nine months ended September 30, 2017
Net income	$98,912
Weighted average common shares outstanding	6,601,873
Dilutive securities
Convertible debt	-
Options	924,890
Diluted weighted average common shares outstanding	7,526,763
Basic net income per share	$0.02
Diluted net income per share	$0.01

For the nine month period ended September 30, 2018 and for the three month periods ended September 30, 2018 and 2017, there are no calculations as there were net losses and certain potential shares of common stock would have been excluded from the calculation of diluted income per share, and therefore, the effect on diluted income per share would have been anti-dilutive.

19.	NOTE PAYABLE

On August 21, 2018, PVBJ entered into a loan and security agreement (the “Credit Agreement”) with Thermo Communications Funding, LLC (“Thermo”). The Credit Agreement provides for a revolving line of credit in an amount not to exceed $350,000, which is evidenced by a promissory note issued by PVBJ to Thermo (the “Note”). Pursuant to the Credit Agreement, PVBJ granted a security interest to Thermo in all of its assets. In addition, pursuant to a limited recourse guaranty, Andrew Hidalgo, the Company’s Chief Executive Officer personally guaranteed the repayment of the Credit Agreement under certain conditions. Pursuant to the terms of the Credit Agreement, the Company is permitted to borrow up to $350,000 under the revolving credit line, under a borrowing base equal to the lesser of (i) or 85% of Eligible Accounts (as defined in the Credit Agreement). Borrowings under the Credit Agreement may be used for working capital and to refinance certain existing debt of PVBJ. The Credit Agreement contains certain customary representations and warranties, affirmative and negative covenants, and events of default. Principal covenants include a debt service coverage ratio of not less than 1.15 to 1.0, a fixed charge coverage ratio of not less than 1.15 to 1.0, and maintaining a tangible net worth of at least $150,000, excluding intercompany loans to H/Cell. The loan commitment shall expire on August 21, 2020. The interest rate applicable to revolving loans under the Credit Agreement is prime plus 5.0%, subject to a minimum interest rate of 9.5%. The Company paid a loan commitment fee of $7,000, of which $3,500 was paid on closing, and $3,500 will be paid on the first anniversary. The Company will also pay a monthly monitoring fee during the term of the Credit Agreement of 0.33% of the average outstanding balance, payable monthly in arrears. The Company may prepay the Note at any time and terminate the Credit Agreement. In the event that the Company terminates the Credit Agreement, the Company will pay Thermo an early termination fee equal to 4% of the pro rata portion, which pro rata portion is determined by multiplying $350,000 by the number of months prior to the second anniversary of the effective date of the Credit Agreement and then dividing that by 24. The obligations of PVBJ under the Credit Agreement may be accelerated upon the occurrence of an event of default under the Credit Agreement, which includes customary events of default including, without limitation, payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, cross-defaults, bankruptcy and insolvency related defaults, defaults relating to judgments, an ERISA reportable event occurs, a change of control and a change in the Company’s financial condition that could have a material adverse effect on the Company. As of September 30, 2018, funds totaling $38,296 were available for borrowing under the Thermo Credit Agreement.

20.	SUBSEQUENT EVENTS

The Company has evaluated events from September 30, 2018 through the date the financial statements were issued. There were no subsequent events that need disclosure.

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

Business Overview

We were formed in August 2015 to expand upon the successful implementation of a hydrogen energy system used to completely power a residence or commercial property with clean energy so that it can run independent of the utility grid and also provide energy to the utility grid for monetary credits. This unique system uses renewable energy as its source for hydrogen production. It functions as a self-sustaining clean energy system using hydrogen and fuel cell technology. Its production of electricity is truly eco-friendly, as it is not produced by the use of fossil fuels. It is a revolutionary green-energy concept that is safe, renewable, self-sustaining and cost effective.

There are great benefits to hydrogen energy. The use of hydrogen as an energy source produces no carbon dioxide or other greenhouse gases. Unlike fossil fuels, the only emissions from hydrogen are chemically pure water and oxygen. Hydrogen can be extracted from water using renewable energy from the sun and unlike batteries, hydrogen can be stored indefinitely. There is no drilling, fracking or mining required to produce hydrogen. We believe it is safe and the most abundant and cleanest energy source on the planet. In addition to offering this unique self-sustaining clean energy system using hydrogen and fuel cell technology, we offer a number of renewable energy services, such as audits of energy consumption, review of energy/tax credits available, feasibility studies, solar/battery system installation, zoning/permitting analysis, site design/preparation and restoration, system startup, testing, commissioning, maintenance and interconnection applications.

We have succeeded in developing and installing a hydrogen energy system that is combined with renewable solar energy to produce clean electricity. We call the hydrogen energy system the HC-1. The HC-1 system functions as a self-sustaining renewable energy system. It can be configured as an off grid solution for all your electricity needs or it can be connected to the grid to generate energy credits. It is a system comprised of solar modules, inverters, batteries, a hydrogen generator, a fuel cell and a hydrogen storage tank.

When there is solar power, the solar modules produce electricity that charges a bank of batteries through a battery inverter. After the batteries are fully charged, the excess electricity powers a hydrogen generator that electrolyzes water and extracts the hydrogen in a gasified state, which is safely stored in a tank for later use. If the tank is full, excess electricity can be sent from the batteries through the battery inverter to the utility grid, which results in energy credits for the system owner, if applicable. The electricity for the end user is always provided by the charged batteries. If there is no solar power to charge the batteries, the system keeps the batteries fully charged by using the hydrogen gas stored in the tank, which processed through a fuel cell, creates the electricity to charge the batteries. As the system is able to produce its own hydrogen gas, which keeps the tank full, it provides a continuous supply of clean energy and sustainability that is independent from the grid. Each HC-1 system is custom designed to accommodate the electrical loads for an end user. The system is completely scalable.

If a customer wishes to connect the system to the electrical grid in order to generate renewable energy credits, we obtain interconnection agreements from the local electric utility company. If the customer obtains authorization for interconnection to the utility grid, once the HC-1 system is operational, the HC-1 system owner can eliminate their electric bill and, if in a permissible state, can begin generating energy credits. In certain states, an end user receives one energy credit for each 1,000 kilowatt hours (kWh) produced through renewal energy. The customer sells these credits to a broker, who in turn sells the credits to a utility company so that the utility company can demonstrate their compliance with the regulatory obligations to reduce greenhouse gas emissions. The price per credit can vary depending on supply and demand. Many other states that may not offer an energy credit program, do offer other cash incentives for renewable energy systems.

On January 31, 2017, we acquired The Pride Group (QLD) Pty Ltd, an Australian company (“Pride”). Founded in 1997, Pride is a provider of security systems integration for a variety of customers in the government and commercial sector and has launched a new clean energy division to focus on the high growth renewable energy market in Asia-Pacific. On February 1, 2018, we acquired PVBJ Inc. (“PVBJ”). Established in 2008, PVBJ is a regionally recognized company that specializes in HVAC and refrigeration for commercial and residential customers. The services offered include design, installation, repair, maintenance and emergency services for environmental systems. PVBJ has a highly trained technical team that is experienced in all aspects of environmental systems. PVBJ covers the U.S. Mid-Atlantic market. PVBJ is also establishing a clean energy division so that it can offer hydrogen energy systems to its existing customer base.

Current Operating Trends

Currently, a number of technicians are licensed to install our HC-1 systems in the Mid-Atlantic region of the U.S. and Australia. In addition to recently establishing a clean energy division, Pride is a highly regarded and established company that designs, installs and maintains a variety of technology products in the security systems market. Pride also provides annual maintenance programs which amount to approximately AUD $2 million per annum. Pride currently generates approximately half of its revenue from government contracts and the other half from the commercial sector. Pride is a certified and licensed security systems integrator for the Queensland Government and has various government contracts in place for installation, maintenance and project services.

PVBJ is well recognized for the design, installation, maintenance and emergency service of environmental systems both in residential and commercial markets. The subsidiary has a team of technicians that can install and service a variety of HVAC and refrigeration products. PVBJ is certified and licensed in multiple states and has developed an extensive customer base. PVBJ is now expanding into clean energy systems and employs technicians that are familiar with installing environmental systems requiring electrical, plumbing and gases, which is similar to the installation of an HC-1 system.

We intend to aggressively grow our business, both organically and through strategic acquisitions. Our goal is to acquire companies with the licenses and certifications to operate in various states and countries. This will allow us to expand the geographic areas in which we can install our systems. These acquired companies will also provide us with a consistent revenue stream, a customer base for marketing our systems and technicians that can be trained to install our products and services. Initially, we intend to focus on states or countries whose government supports a regulatory standard requiring its utility companies to increase their production of electricity from renewable energy sources. This overall approach is more cost effective than the protracted nature of opening an office, hiring staff and obtaining certifications to operate in a specific geographic area. As of the date of this quarterly report, we have no written agreements or understandings to acquire any companies and no assurances can be given that we will identify or successfully acquire any other companies.

Results of Operations

For the three months ended September 30, 2018 and 2017

Revenue and Cost of Revenue

We had $1,839,491 of revenue and $1,447,688 for cost of revenue during the three months ended September 30, 2018, respectively, of which $8,499 and $9,019, respectively, was related party. We had $1,338,571 of revenue and $907,673 for cost of revenue during the three months ended September 30, 2017, respectively, of which $45,666 and $37,304, respectively, was related party. The revenue breakdown by segment is as follows:

	For the Three Months Ended
	September 30, 2018	September 30, 2017
Revenue by segment
Renewable systems integration	$1,830,992	$45,666
Non-renewable system integration	8,499	1,292,905
	$1,839,491	$1,338,571

General and Administrative Expenses

During the three months ended September 30, 2018, our general and administrative expenses were $626,625. $123,459 was related to the Renewable Systems Integration segment, including corporate expenses: $37,490 of gross payroll, $19,500 of management disbursements, $17,524 of stock-based compensation, $12,000 of legal fees, $9,435 of dues and subscription fees, which pertained to transfer agent fees and OTC listing fees, $7,500 of accounting fees, $4,301 of liability insurance, $4,000 of investor relations, $2,999 of travel, $2,868 of payroll taxes, and $5,842 of miscellaneous expenses.

The Non-renewable Systems Integration segment incurred general and administrative expenses during the three months ended September 30, 2018 of $503,166, including management and administrative salaries of $208,588 along with $109,750 of other various employee expenses, such as vacation and sick time, and auto allowance. In addition, various business and health insurance of $52,056, $37,837 of professional fees related to acquisition costs and other legal fees, $32,598 of office and internet and information technology costs, $21,308 of facilities rent, $5,753 of 401(k) contributions, $4,244 of training, $3,601 of bank and finance charges, $3,323 of safety/environmental, $2,345 of dues and subscriptions, $2,054 of utilities and $19,889 of miscellaneous fees.

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

As a result of the foregoing, we had net losses of $267,328 and $52,446 for the three months ended September 30, 2018 and 2017, respectively.

For the nine months ended September 30, 2018 and 2017

Revenue and Cost of Revenue

For the nine months ended September 30, 2018, we had $5,575,640 of revenue and $3,941,761 of cost of revenue, of which $40,288 and $40,636 respectively, was related party. For the nine months ended September 30, 2017, we had $5,136,074 of revenue and $3,519,747 of cost of revenue, of which $85,919 and $87,649 respectively, was related party. The revenue breakdown by segment is as follows:

	For the Nine Months Ended
	September 30, 2018	September 30, 2017
Revenue by segment
Renewable Systems integration	$5,535,352	$85,919
Non-renewable system Integration	40,288	5,050,155
	$5,575,640	$5,136,074

General and Administrative Expenses

During the nine months ended September 30, 2018, our general and administrative expenses were $1,908,640. $424,640 was related to the Renewable Systems Integration segment, including corporate expenses: $112,490 of gross payroll, $65,460 of accounting fees related to audit and consulting costs, $58,500 of management distributions, $51,821 of stock-based compensation, $51,050 of legal fees, $24,307 of dues and subscription fees, which pertained to transfer agent, EDGAR fees and OTC Market annual listing fees, $13,761 of directors and officers’ insurance, $12,517 of travel meals and transportation, $11,606 of amortization of intangible assets, $8,606 of payroll taxes, $4,000 of investor relations and $10,522 of miscellaneous expenses.

The Non-renewable Systems Integration segment incurred general and administrative expenses during the nine months ended September 30, 2018 of $1,484,000, including management administrative and employee` salaries of $721,717 along with $304,845 of other various employee expenses, such as vacation and sick time, and auto allowance of $42,415. In addition, $127,439 of various insurances including employee health, $77,775 of telecommunications, internet and office expense, $67,355 of facilities rent, $46,060 of legal fees associated with acquisition costs and various other legal expenses, $29,723 in tools, equipment purchases and facilities maintenance, $16,281 of 401(k) costs, $6,055 in safety/environmental, $5,915 in utilities, $3,461 in training, $5,725 of dues and subscriptions, $4,066 in income tax expense, $3,638 of bank charges, $3,344 in advertising and other miscellaneous fees of $18,186.

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

As a result of the foregoing, we had a net loss of $364,342 for the nine months ended September 30, 2018, compared to net income of $98,912 for the nine months ended September 30, 2017.

Liquidity and Capital Resources

As of September 30, 2018, we had working capital of $417,338 comprised of $1,230,621 of accounts receivables, $331,236 of cash and cash equivalents, $73,180 of costs in excess of billings and $23,282 of prepaid expenses, offset by $830,708 of accounts payables and accrued expenses, $186,346 in earn-out payable, $68,240 of current capital leases payable, $51,798 of billings in excess of cost, $45,154 of sales and withholding tax payable, $32,538 of current notes payable, and $26,197 of income tax payable, which made up current liabilities at September 30, 2018.

For the nine months ended September 30, 2018, we used $386,663 of cash in operating activities, which represented our net loss of $364,342. $311,906 of changes in accounts payable, $135,498 of depreciation and amortization, $51,821 of stock-based compensation $30,246 of billings in excess of cost, $26,786 of costs in excess of billings, $13,898 of security deposits, $11,028 of fair value changes, $9,121 of prepaid expenses and $4,149 loss on fixed asset sales, offset by $456,672 of changes in accounts receivables.

For the nine months ended September 30, 2018, we used $22,033 in investing activities relating to the purchase of fixed assets of $13,909, offset by $30,408 of cash acquired in a business acquisition and $5,534 of proceeds from the disposition of property and equipment.

For the nine months ended September 30, 2018, we had $306,810 of cash provided by financing activities, which represented $395,000 proceeds from the issuance of convertible debt, $251,065 of proceeds from a line of credit and $1,000 from the exercise of stock options, offset by $225,903 of repayments on long term debt, $42,123 in repayments on capital leases, $36,229 of repayments of notes payable and $36,000 in payments of related party interest.

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

Other than an asset-based lending facility for PVBJ discussed below, we presently do not have any available credit, bank financing or other external sources of liquidity. We have not achieved net income from operations as of September 30, 2018 and our operations historically have not been a source of liquidity and cannot be assured they will be in the near future. We may need to obtain additional capital in order to expand operations and fund our activities. Future financing may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. Even if we are able to raise the funds if required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we may be required to delay, reduce the scope of or eliminate our marketing and business development services.

Note Payable

On August 21, 2018, PVBJ entered into a loan and security agreement (the “Credit Agreement”) with Thermo Communications Funding, LLC (“Thermo”). The Credit Agreement provides for a revolving line of credit in an amount not to exceed $350,000, which is evidenced by a promissory note issued by PVBJ to Thermo (the “Note”). Pursuant to the Credit Agreement, PVBJ granted a security interest to Thermo in all of its assets. In addition, pursuant to a limited recourse guaranty, Andrew Hidalgo, our Chief Executive Officer personally guaranteed the repayment of the Credit Agreement under certain conditions.

Pursuant to the terms of the Credit Agreement, we are permitted to borrow up to $350,000 under the revolving credit line, under a borrowing base equal to the lesser of (i) or 85% of Eligible Accounts (as defined in the Credit Agreement). Borrowings under the Credit Agreement may be used for working capital and to refinance certain existing debt of PVBJ. The Credit Agreement contains certain customary representations and warranties, affirmative and negative covenants, and events of default. Principal covenants include a debt service coverage ratio of not less than 1.15 to 1.0, a fixed charge coverage ratio of not less than 1.15 to 1.0, and maintaining a tangible net worth of at least $150,000, excluding intercompany loans.

The loan commitment shall expire on August 21, 2020. The interest rate applicable to revolving loans under the Credit Agreement is prime plus 5.0%, subject to a minimum interest rate of 9.5%. We paid a loan commitment fee of $7,000, of which $3,500 was paid on closing, and $3,500 will be paid on the first anniversary. We will also pay a monthly monitoring fee during the term of the Credit Agreement of 0.33% of the average outstanding balance, payable monthly in arrears.

We may prepay the Note at any time and terminate the Credit Agreement. In the event that we terminate the Credit Agreement, we will pay Thermo an early termination fee equal to 4% of the pro rata portion, which pro rata portion is determined by multiplying $350,000 by the number of months prior to the second anniversary of the effective date of the Credit Agreement and then dividing that by 24.

The obligations of PVBJ under the Credit Agreement may be accelerated upon the occurrence of an event of default under the Credit Agreement, which includes customary events of default including, without limitation, payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, cross-defaults, bankruptcy and insolvency related defaults, defaults relating to judgments, an ERISA reportable event occurs, a change of control and a change in our financial condition that could have a material adverse effect on us.

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

Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, as a result of the material weaknesses described below, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not a party to any material legal proceedings or claims.

Item 1A. Risk Factors

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from H/Cell Energy Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H/CELL ENERGY CORPORATION

Date: November 8, 2018	By:	/s/ ANDREW HIDALGO
Andrew Hidalgo
Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2018	By:	/s/ MATTHEW HIDALGO
Matthew Hidalgo
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

