Form 10-K
period 2018-12-31
H/Cell Energy Corp
filed 2019-03-26
CIK 1676580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

Commission File Number 000-55802

H/CELL ENERGY CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	47-4823945
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3010 LBJ Freeway, Suite 1200
Dallas, TX	75234	(972) 888-6009
(Address of principal executive office)	(Zip Code)	(Registrant’s telephone number, including area code)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2018, based on the closing sales price of the common stock as quoted on the OTCQB was $1,593,585. For purposes of this computation, all officers, directors, and 5 percent beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

As of March 25, 2019, there were 7,621,024 shares of registrant’s common stock outstanding.

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

Overview

We were formed in August 2015 to expand upon the successful implementation of a hydrogen energy system used to completely power a residence or commercial property with clean energy so that it can run independent of the utility grid and also provide energy to the utility grid for monetary credits. This system uses renewal energy as its source for hydrogen production. We believe that it is a revolutionary green-energy concept that is safe, renewable, self-sustaining and cost effective.

Market Potential

According to the International Energy Agency’s World Energy Outlook 2017, renewable energy will represent the largest source of electrical generation through 2040. During that time, the share of renewable energy in global power generation is expected to rise from its current 25% to 40%. This rapid growth in the use of renewable energy is led by continued expansion in renewable energy technology, the need to lessen dependency on fossil fuel energy, grid-based vulnerabilities and the battle against global warming.

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

Technology Overview

There are great benefits to hydrogen energy. The use of hydrogen as a fuel produces no carbon dioxide or other greenhouse gases. Unlike fossil fuels, the sole emission from hydrogen fuel is chemically pure water. Hydrogen can be extracted from water using renewable energy from the sun and unlike batteries, hydrogen energy can be stored indefinitely. There is no drilling, fracking or mining required to produce hydrogen energy. We believe it is safe and efficient, and the cleanest energy source on the planet. In addition to offering this self-sustaining clean energy system using hydrogen and fuel cell technology, we offer a number of renewable energy services, such as audits of energy consumption, review of energy/tax credits available, feasibility studies, solar/battery system installation, zoning/permitting analysis, site design/preparation and restoration, system startup, testing, commissioning, maintenance and interconnection applications.

The HC-1 System

We have succeeded in developing a hydrogen energy system designed to create electricity. We call the hydrogen energy system the HC-1. The HC-1 system functions as a self-sustaining renewable energy system. It can be configured as an off grid solution for all your electricity needs or it can be connected to the grid to generate energy credits. Its production of hydrogen is truly eco-friendly, as it is not produced by the use of fossil fuels. It is a system comprised of solar, batteries, a hydrogen generator, a fuel cell and a hydrogen storage tank.

When there is sunlight, the solar produce renewable energy that charges a bank of batteries. After the batteries are fully charged, the excess electricity is then combined with water through a hydrogen generator that extracts the hydrogen from the water in a gasified state, which is safely transferred to a tank and stored for later use. If the tank is full, excess electricity is sent from the batteries to the utility grid, which results in energy credits for the system owner.

The HC-1 system is connected to the residential or commercial property. The electricity is always provided by the charged batteries. If there is no solar to charge the batteries, the system keeps the batteries fully charged by using hydrogen stored in the tank, which processed through a fuel cell, creates the electricity. As the system is able to produce hydrogen, that keeps the hydrogen tank full, it provides a continuous supply of clean energy and sustainability that is independent from the grid.

Each HC-1 system is custom designed to accommodate the electrical loads for an end user. The system is completely scalable. Typically, one HC-1 standard system configuration can provide 40 kWh per day, which is a sufficient amount of electricity to satisfy the daily demand of a majority of homes in the United States. If the customer is connected to the utility grid, excess energy production is transferred to the utility company, creating energy credits.

Solar Modules and Racking	Solar Inverters	Battery Inverters

Batteries and Enclosure	HC-1 Outdoor Enclosure	Hydrogen Generator

Fuel Cell	Hydrogen Tank	Hydrogen Tank Connected

We are an integrator of technology, so we do not manufacture any of the components of our HC-1 system. All components are purchased from various suppliers. We do not have any formal relationships with any suppliers as all of the components are readily available off-the-shelf from a number of various suppliers. As such, when we need to obtain components, we are able to source such components at that time and at the best available price.

Each project is customized to meet the particular needs of the client. Various factors, including the size of the residence or commercial property, the amount of electricity needed to be generated and the amount of solar availability, all impact the price charged on a project.

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

Growth Strategy

We intend to aggressively grow our business, both organically and through strategic acquisitions. We intend to continue to acquire companies with licensed contractors in various states and regions, which will allow us to expand the territories in which we can build our systems. These acquired companies will also provide us with a consistent revenue stream, a customer base for marketing our HC-1 systems and technicians that can be trained to design and install our systems.

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

Pride sells, designs, installs and maintains a variety of technology products in the security systems market, including commercial alarm systems, access control and video surveillance. Pride also provides annual maintenance contracts. The division generates approximately half of its revenue from government contracts and the other half from the commercial sector. Pride has recurring annual maintenance revenue of close to AUD $2 million. Pride is a certified security systems integrator for the Queensland Government and has various government contracts in place for installation, maintenance and project services. Pride also works with a number of general contractors as a subcontractor for security systems integration.

Pride has a renewable energy division that designs, installs and maintains a variety of technology services in the clean energy market, including audits of energy consumption, review of energy and tax credits available, feasibility studies, solar/battery energy system design, zoning and permitting analysis, site design/preparation and restoration, system startup, testing and commissioning and maintenance. The division has a significant bid list and has begun to generate limited revenue for renewable energy systems focusing on the residential, commercial and government sectors.

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

In the markets where we plan to conduct business, we will compete with many energy producers including electric utilities and large independent power producers. There is also competition from fossil fuel sources such as natural gas and coal, and other renewable energy sources such as solar and wind. The competition depends on the resources available within the specific markets. However, we believe that our system allows us to compete favorably with traditional utilities and other renewable energy systems in the regions we service.

Although the cost to produce clean, reliable, renewable energy is becoming more competitive with traditional fossil fuel sources, it generally remains more expensive to produce, and the reliability of its supply is less consistent than traditional fossil fuel. Deregulation and consumer preference are becoming important factors in increasing the development of renewable energy projects.

However, as a company with only a short operating history, substantially all of our competitors have advantages over us in terms of greater operational, financial, technical, management or other resources in particular markets or in general. While hydrogen energy has certain advantages when compared to other power generating technologies, it is one of the newer and less established methods of renewable energy and therefore currently has less market acceptance.

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

Regulatory Matters

If a customer wishes to connect our system to the electrical grid in order to generate energy credits, the customer needs to obtain interconnection agreements from the applicable local primary electricity utility. Prior to an installation of the HC-1 system, on behalf of the customer, we will submit an interconnection application with the local public utility company to become a certified renewable energy generator. Approval of the application is based on a balance of historical consumption and the amount of renewable energy to be produced. In almost all cases, interconnection agreements are standard form agreements that have been pre-approved by the local public utility commission or other regulatory body with jurisdiction over interconnection. As such, no additional regulatory approvals are required once interconnection agreements are signed. In our experience, there has not been any cost involved in obtaining an interconnection agreement, but as the requirements are determined on a local basis, it may be possible that some nominal costs are involved in connection with the process.

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

Employees

As of March 25, 2019, we had 52 full time employees, of which 33 worked for Pride, 14 for PVBJ, and five at corporate. We plan to hire employees on an as-needed basis. None of our employees are represented by a labor union, and we believe that our relations with our employees are good.

Item 1A. Risk Factors

Risks Related to Our Company and Our Business

We have a short operating history and have generated minimal revenue to date. This makes it difficult to evaluate our future prospects and increases the risk that we will not be successful.

We were incorporated in August 2015, have been operating for less than four years. As a result, we have a very limited operating history for you to evaluate in assessing our future prospects. We are subject to all risks inherent in a developing business enterprise. Our likelihood of continued success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the services industry and the competitive and regulatory environment in which we operate. As a new industry, there are few established companies whose business models we can follow. Similarly, there is little information about comparable companies for potential investors to review in making a decision about whether to invest in the Company.

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

The federal government currently offers an investment tax credit of qualified expenditures under Section 25D of the Internal Revenue Code, or the Federal ITC, for the installation of certain residential renewable energy systems, such as our HC-1 system. The credit will remain at 30% for projects that are placed in service by December 31, 2019, then decline to 26% for systems placed in service by December 21, 2020, and to 22% for systems placed in service by December 31, 2021. The credit is scheduled to expire effective January 1, 2022. This credit was previously scheduled to expire effective January 1, 2017, and there can be no assurances that it will be further extended, or if extended, that the amount of the tax credit will remain at the same levels.

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

Most states in the U.S. have a regulatory policy known as net energy metering, or net metering, available to customers. Net metering allows our customers to interconnect their hydrogen energy systems to the utility grid and offset their utility electricity purchases by receiving a bill credit at the utility’s retail rate for energy generated by their solar energy system that is exported to the grid in excess of the electric load used by the customers. At the end of the billing period, the customer simply pays for the net energy used or receives a credit at the retail rate if more energy is produced than consumed. Utilities operating in states without a net metering policy may receive hydrogen electricity that is exported to the grid when there is no simultaneous energy demand by the customer without providing retail compensation to the customer for this generation.

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

An impairment in the carrying value of goodwill or other intangible and long-lived assets could negatively affect our operating results and equity.

As of December 31, 2018, we had $1,373,621 of goodwill and indefinite-lived intangible assets. Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles—Goodwill and other (“ASC 350”) requires that we test these assets for impairment annually (or more frequently should indications of impairment arise) by first assessing qualitative factors and then by quantitatively estimating the fair value of each of our reporting units (calculated using a discounted cash flow method) and comparing that value to the reporting units’ carrying value, if necessary. If the carrying value exceeds the fair value, there is a potential impairment and additional testing must be performed. In performing our annual tests and determining whether indications of impairment exist, we consider numerous factors including actual and projected operating results of each reporting unit, external market factors such as market prices for similar assets and trends within our industry. We performed an annual assessment, at December 31, 2018, of the recoverability of our goodwill and indefinite-lived intangibles, noting no instances of impairment. However, future events may occur that could adversely affect the estimated fair value of our reporting units. Such events may include, but are not limited to, strategic decisions made in response to changes in economic and competitive conditions and the impact of the economic environment on our operating results. Failure to achieve sufficient levels of cash flow at our reporting units could also result in impairment charges on goodwill. If the value of the acquired goodwill is impaired, our operating results and shareholders’ equity could be adversely affected.

We also had $83,645 of definite-lived intangible assets as of December 31, 2018. FASB ASC Topic 360-10-35, (“ASC 360-10-35”) requires companies to review these assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. No such events or circumstances were identified during the year ended December 31, 2018. If similar events occur as enumerated above such that we believe indicators of impairment are present, we would test for recoverability by comparing the carrying value of the asset to the net undiscounted cash flows expected to be generated from the asset. If those net undiscounted cash flows do not exceed the carrying amount, we would perform the next step, which is to determine the fair value of the asset, which could result in an impairment charge. Any impairment charge recorded could negatively affect our operating results and shareholders’ equity.

Risks Related to Our Common Stock

Our officers, directors and principal shareholders will own a controlling interest in our voting stock and investors will not have any voice in our management.

As of March 25, 2019, our officers, directors and principal shareholders, in the aggregate, beneficially own or control the votes of approximately 93.9% of our outstanding common stock. As a result, these stockholders, acting together, will have the ability to control substantially all matters submitted to our stockholders for approval, including:

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

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We are authorized to issue an aggregate of 25,000,000 shares of common stock and 5,000,000 shares of “blank check” preferred stock. In addition, we have reserved 2,500,000 shares of common stock for issuance under our 2016 stock option incentive plan, of which 1,155,000 million options have been issued, 200,000 have been exercised and there are 481,250 currently exercisable. The options were issued at various prices. We may issue additional shares of our common stock or other securities that are convertible into or exercisable for our common stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of our common stock may create downward pressure on the trading price of the common stock. We will likely need to raise additional capital in the near future to meet our working capital needs, and there can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with these capital raising efforts, including at a price (or exercise or conversion prices) that could be below the price an investor paid for stock.

There has been a limited trading market for our common stock and limited market activity to date.

Currently, our common stock is available for quotation on the OTCQB Market under the symbol “HCCC.” However, our stock only became eligible for quotation in November 2017 and prior to February 2017, there was no trading activity in our common stock and there has been limited trading activity to date. It is anticipated that there will remain a limited trading market for the common stock on the OTCQB. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair market value of your shares. An inactive market may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies by using common stock as consideration.

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

Our common stock is currently traded, but with very low if any, volume, based on quotations on the OTCQB Market, meaning that the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small or non-existent. During the year ended December 31, 2018, there was an average of approximately 161 shares traded per trading day, with no trading on 214 of 251 trading days. This situation is attributable to a number of factors, including the fact that we are a small company which is still relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that trading levels will be sustained.

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

ITEM 2 – PROPERTIES

We maintain our principal office at 3010 LBJ Freeway, Suite 1200, Dallas, TX 75234. Our telephone number at that office is (972) 888-6009. Our office is in a shared office space provider, for which we entered into a one-year lease in January 2019 at a cost of $120 per month. Our Pride main office is located at 1/36 Kerryl Street Kunda Park, Queensland Australia at a cost of $2,640 and our PVBJ office located at 141 Robbins Road Suite 100 Downingtown, PA United States at a cost of $1,390 a month.

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

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock has been available for quotation on the OTCQB Markets under the symbol “HCCC” since November 21, 2017. The price range during the year ended December 31, 2018, was a low of $0.51 per share and a high of $3.25 per share.

On March 25, 2019, the closing sale price of our common stock, as reported by the OTC Markets, was $0.67 per share. On March 25, 2019, there were 49 holders of record of our common stock. Because certain of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Equity Compensation Information

The following table summarizes information about our equity compensation plans as of December 31, 2018.

Plan Category	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options (a)	Weighted-Average Exercise Price of Outstanding Options	Number of Options Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)
Equity compensation plans approved by stockholders	955,000	0.29	1,545,000
Equity compensation plans not approved by stockholders	—	—	—
Total	955,000	0.29	1,545,000

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

Business Overview

We were formed in August 2015 to expand upon the successful implementation of a hydrogen energy system used to completely power a residence or commercial property with clean energy so that it can run independent of the utility grid and also provide energy to the utility grid for monetary credits. This system uses renewable energy as its source for hydrogen production. It functions as a self-sustaining clean energy system using hydrogen and fuel cell technology. Its production of electricity is truly eco-friendly, as it is not produced by the use of fossil fuels. It is a revolutionary green-energy concept that is safe, renewable, self-sustaining and cost effective.

There are great benefits to hydrogen energy. The use of hydrogen as an energy source produces no carbon dioxide or other greenhouse gases. Unlike fossil fuels, the only emission from hydrogen is chemically pure water. Hydrogen can be extracted from water using renewable energy from the sun and unlike batteries, hydrogen can be stored indefinitely. There is no drilling, fracking or mining required to produce hydrogen. We believe it is safe and the most abundant and cleanest energy source on the planet. In addition to offering this self-sustaining clean energy system using hydrogen and fuel cell technology, we offer a number of renewable energy services, such as audits of energy consumption, review of energy/tax credits available, feasibility studies, solar/battery system installation, zoning/permitting analysis, site design/preparation and restoration, system startup, testing, commissioning, maintenance and interconnection applications.

We have succeeded in developing and installing hydrogen energy systems that are combined with renewable solar energy to produce clean electricity. We call the hydrogen energy system the HC-1. The HC-1 system functions as a self-sustaining renewable energy system. It can be configured as an off grid solution for all your electricity needs or it can be connected to the grid to generate energy credits. It is a system comprised of solar, batteries, a hydrogen generator, a fuel cell and a hydrogen storage tank.

When there is sunlight, the solar produce renewable energy that charges a bank of batteries. After the batteries are fully charged, the excess electricity is then combined with water through a hydrogen generator that extracts the hydrogen from the water in a gasified state, which is safely transferred to a tank and stored for later use. If the tank is full, excess electricity is sent from the batteries to the utility grid, which results in energy credits for the system owner. The electricity for the end user is always provided by the charged batteries. If there is no solar power to charge the batteries, the system keeps the batteries fully charged by using the hydrogen gas stored in the tank, which processed through a fuel cell, creates the electricity to charge the batteries. As the system is able to produce its own hydrogen gas, which keeps the tank full, it provides a continuous supply of clean energy and sustainability that is independent from the grid. Each HC-1 system is custom designed to accommodate the electrical loads for an end user. The system is completely scalable.

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

Results of Operations

For the years ended December 31, 2018 and 2017

Revenue and Cost of Revenue

For the year ended December 31, 2018, we had $7,546,437 of revenue and $5,532,983 of cost of revenue, of which $40,548 and $40,376, respectively, was related party. Revenues increased from 2017 to 2018 due to the acquisition of PVBJ in February of 2018. For the year ended December 31, 2017, we had $6,352,886 of revenue and $4,329,070 of cost of revenue, of which $85,919 and $87,649, respectively, was related party. Pride revenues for year ended December 31, 2018 were $5,073,533, down from $6,266,967 for year ended December 31, 2017. This was due in large part to two larger contract jobs that Pride completed in 2017 year that were in excess of one million dollars.

	For the Year Ended
	December 31, 2018	December 31, 2017
Revenue by segment
Renewable systems integration – related party	$40,548	$85,919
Non-renewable system integration	7,505,889	6,266,967
	$7,546,437	$6,352,886

General and Administrative Expenses

During the year ended December 31, 2018, our general and administrative expenses were $2,446,860. $565,700 was related to the Renewable Systems Integration segment, including corporate expenses comprised of $150,000 of gross payroll, $87,560 of accounting fees related to audit, consulting and tax costs, $78,000 in management disbursements, $68,293 of stock-based compensation, $63,050 of legal fees, $30,343 of dues and subscription fees, which pertained to transfer agent, press release, EDGAR fees and OTC Market annual listing fees, $18,063 of directors and officers insurance liability, $16,877 of amortization, $12,545 of investor relations, $12,221 of travel, $10,168 of payroll taxes, and $18,580 of miscellaneous expenses.

The Non-renewable Systems Integration segment incurred general and administrative expenses during the year ended December 31, 2018 of $1,881,160, including management and administrative salaries of $827,406 along with $434,697 of other various employee expenses, such as vacation, sick time, workcover and payroll processing. In addition, facilities lease for the Pride and PVBJ offices totaled $98,593 and auto allowance totaled $61,869. Insurance expense was $178,567, which related to liability and health. Other expenses included $62,646 of professional and legal fees, including fees related to the acquisition of PVBJ, $52,950 of telecommunications, $26,012 of general office expenses, $24,155 in computer services, $23,451 of 401(k) contribution, $9,218 of meals and entertainment, $8,278 of donations and contributions, $6,814 in bank service charges, $4,502 of advertising and $62,002 of miscellaneous expenses.

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

We incurred $16,257 of income tax provision and other expenses totaling $104,347 for the year ended December 31, 2018, including $79,622 of interest expense – related party, $26,584 of interest expense and $15,418 change in fair value earn-out, offset by $17,277 of gain on fixed asset disposal.

We incurred $54,056 of income tax provision for the year ended December 31, 2017 and incurred no other expenses.

As a result of the foregoing, we had a net loss of $554,010 for the year ended December 31, 2018, compared to net income of $8,897 for the year ended December 31, 2017.

Liquidity and Capital Resources

As of December 31, 2018, we had working capital of $18,098, comprised of $1,087,381 of accounts receivables, $359,134 of cash, $45,478 of costs in excess of billings and $16,282 of prepaid expenses. This was offset by $891,354 of accounts payables and accrued expenses, $195,331 of billings in excess of cost, $190,736 of earn out payable, $65,265 of current capital leases payable $59,857 of sales and withholding tax payable, $38,991 of current equipment notes payable and $48,643 of income tax payable, which made up current liabilities at December 31, 2018.

For the year ended December 31, 2018, we used $364,646 of cash in operating activities, which represented our net loss of $554,010, $194,105 of depreciation and amortization, $114,656 of billings in excess of cost, $68,293 of stock-based compensation, $28,261 of changes in accounts payable, $5,743 change in deferred tax asset, $15,418 on change in fair value contingent consideration $2,018 of prepaid expenses, $1,067 of costs in excess of billings, and $616 of bad debt expense, offset by $219,501 of changes in accounts receivables, and $17,276 of gain on the sale of assets.

For the year ended December 31, 2018, we had $24,755 of cash, provided by investing activities relating to the purchase of fixed assets of $46,690 and security deposits of $26,922, offset by $30,408 of cash acquired in business acquisition and $67,959 of proceeds from the disposition of property and equipment.

For the year ended December 31, 2018, we had $276,443 of cash provided by financing activities, which represented $395,000 of proceeds from the issuance of convertible debt, $27,175 of net proceeds from a line of credit and $1,000 from the exercise of stock options, offset by $51,048 in repayments on capital leases, $47,684 of repayments of notes payable and $48,000 in payments of related party interest.

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

Other than a line of credit from Thermo Communications Funding, LLC (“Thermo”) and an equity purchase agreement with the Investor discussed below, we presently do not have any available credit, bank financing or other external sources of liquidity. We did not achieve net income from operations for the year ended December 31, 2018 and our operations historically have not been a source of liquidity and we cannot be assured they will be in the near future. We may need to obtain additional capital in order to expand operations and fund our activities. Future financing may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. Even if we are able to raise the funds if required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we may be required to delay, reduce the scope of or eliminate our marketing and business development services.

Credit Facility

On August 21, 2018, PVBJ entered into a loan and security agreement (the “Credit Agreement”) with Thermo. The Credit Agreement provides for a revolving line of credit in an amount not to exceed $350,000, which is evidenced by a promissory note issued by PVBJ to Thermo (the “Note”). Pursuant to the Credit Agreement, PVBJ granted a security interest to Thermo in all of its assets. In addition, pursuant to a limited recourse guaranty, Andrew Hidalgo, our Chief Executive Officer, personally guaranteed the repayment of the Credit Agreement under certain conditions.

Pursuant to the terms of the Credit Agreement, we are permitted to borrow up to $350,000 under the revolving credit line, under a borrowing base equal to the lesser of (i) or 85% of Eligible Accounts (as defined in the Credit Agreement). Borrowings under the Credit Agreement may be used for working capital and to refinance certain existing debt of PVBJ. The Credit Agreement contains certain customary representations and warranties, affirmative and negative covenants, and events of default. Principal covenants include a debt service coverage ratio of not less than 1.15 to 1.0, a fixed charge coverage ratio of not less than 1.15 to 1.0, and maintaining a tangible net worth of at least $150,000, excluding intercompany loans. As of December 2018, we were in compliance with these covenants.

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

As of March 25, 2019, we had outstanding borrowings of $149,248 under the Credit Agreement, and the interest rate was 9.5%.

Equity Purchase Agreement

On March 12, 2019, we entered into an equity purchase agreement (the “Purchase Agreement”) and a registration rights agreement (the “Registration Rights Agreement”) with an accredited investor (the “Investor”), pursuant to which the Investor has agreed to purchase from us up to $450,000 in shares (the “Shares”) of our common stock, subject to certain limitations and conditions set forth in the Purchase Agreement.

Under the Purchase Agreement, the Investor has the right, at any time, to purchase Shares by delivering us a purchase notice, specifying the number of Shares to be purchased. The purchase price for the Shares under the Purchase Agreement will be 60% of the lowest closing price of our common stock in the five consecutive trading days preceding the Investor’s receipt of the Shares subject to such equity purchase.

In addition, the Investor has an obligation, to the extent it has not already made voluntary purchases, to purchase up to (i) $200,000 in Shares within 16 Trading Days (as defined in the Purchase Agreement) after the effective date of the Registration Statement (as defined below) and (ii) $450,000 in Shares within 70 Trading Days after the effective date of the Registration Statement.

We have the right to reject any purchase notice from the Investor by delivering written notice of such rejection within one trading day after receipt. If we reject any purchase notice, the Investor has no further obligations to purchase Shares under the Purchase Agreement. We may terminate the Purchase Agreement at any time by written notice to the Investor in the event of a material breach of the Purchase Agreement by the Investor. In addition, the Purchase Agreement will automatically terminate on the earliest of: (i) the date that the Investor has purchased $450,000 of Shares; (ii) 70 Trading Days after the effective date of the Registration Statement; or (iii) the date the Registration Statement is no longer effective.

The obligation of the Investor to purchase the Shares is subject to several conditions, including, among other thing, (i) that we have an effective registration statement with the SEC registering the Shares for resale, and (ii) that the purchase of the Shares shall not cause the Investor to own more than 9.99% of the outstanding shares of common stock. In connection with the Purchase Agreement, we agreed to pay $15,000 of fees to the Investor, of which $10,000 was paid on execution of the Purchase Agreement, and the remaining $5,000 will be paid on the first sale of Shares.

Pursuant to the Registration Rights Agreement, we are required to register the Shares on a registration statement (the “Registration Statement”) to be filed with the SEC within 15 calendar days after we file this Annual Report.

Additionally, on March 12, 2019, we agreed to donate 35,000 shares of common stock to the manager of the Investor.

2019 Convertible Debenture Financing

On February 8, 2019, we entered into a securities purchase agreement (the “2019 Purchase Agreement”) with two of our directors, pursuant to which we sold an aggregate principal amount of $150,000 in 10% Convertible Debentures (the “2019 Debentures”), convertible into shares of our common stock at a conversion price of $0.50 per share.

The 2019 Debentures, together with any accrued and unpaid interest, become due and payable on February 8, 2021 (the “2021 Maturity Date”). Interest on the 2019 Debentures accrues at the rate of 10% per annum, payable monthly in cash, beginning on March 1, 2019 and on the 2021 Maturity Date. The 2019 Debentures are convertible into common stock at a conversion price of $0.50 per share at the discretion of the holder, with special provisions applying to any holder whose conversion would result in the holder beneficially owning more than 4.99% of our common stock.

2018 Convertible Debenture Financing

On January 2, 2018, we entered into a securities purchase agreement (the “2018 Purchase Agreement”) with two of our directors, pursuant to which we sold an aggregate principal amount of $400,000 in 12% Convertible Debentures (the “2018 Debentures”), convertible into shares of our common stock at a conversion price of $0.75 per share.

The 2018 Debentures, together with any accrued and unpaid interest, become due and payable on January 2, 2020 (the “2020 Maturity Date”). Interest on the 2018 Debentures accrues at the rate of 12% per annum, payable monthly in cash, beginning on February 1, 2018 and on the 2020 Maturity Date. The 2018 Debentures are convertible into common stock at a conversion price of $0.75 per share at the discretion of the holder, with special provisions applying to any holder whose conversion would result in the holder beneficially owning more than 4.99% of our common stock.

On February 8, 2019, we entered into amendments (the “Amendments”) with the holders of the 2018 Debentures. Pursuant to the Amendments, the conversion price of the 2018 Debentures was reduced from $0.75 to $0.50, and the interest rate on the 2018 Debentures was reduced from 12% to 10%.

Critical Accounting Policies

Please refer to Note 2 in the accompanying financial statements for our policies.

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

H/CELL ENERGY CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of H/Cell Energy Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of H/Cell Energy Corporation (the Company) as of December 31, 2018 and 2017, and the related statements of operations – other comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Somerset, New Jersey

March 26, 2019

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

H/CELL ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017

ASSETS
Current assets
Cash and cash equivalents	$359,134	$455,700
Accounts receivable (net retention)	1,087,381	808,050
Prepaid expenses	16,282	14,669
Costs and earnings in excess of billings	45,478	51,531
Total current assets	1,508,275	1,329,950

Property and equipment, net	476,436	102,573
Security deposits and other non-current assets	32,530	8,416
Deferred tax asset	50,000	44,257
Customer lists, net	83,645	-
Goodwill	1,373,621	-

Total assets	$3,524,507	$1,485,196

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$891,354	$631,385
Management fees payable – related party	-	31,257
Earn-out payable	190,736	-
Billings in excess of costs and earnings	195,331	87,206
Sales and withholding tax payable	59,857	61,239
Current equipment notes payable	38,991	-
Current capital lease payable	65,265	-
Income tax payable	48,643	98,313
Total current liabilities	1,490,177	909,400

Noncurrent liabilities
Line of credit	28,359	-
Equipment note payable	121,038	-
Capital leases	232,876	-
Convertible note payable – related party, net of discount	29,122	-
Total noncurrent liabilities	411,395	-

Total liabilities	1,901,572	909,400

Commitments and contingencies

Stockholders’ equity
Preferred stock - $0.0001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock - $0.0001 par value; 25,000,000 shares authorized; 7,586,024 and 7,041,579 shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	758	704
Additional paid-in capital	2,983,476	1,335,656
Accumulated deficit	(1,285,764)	(731,754)
Accumulated other comprehensive loss	(75,535)	(28,810)
Total stockholders’ equity	1,622,935	575,796

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$3,524,507	$1,485,196

The accompanying notes are an integral part of these consolidated financial statements.

H/CELL ENERGY CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS – OTHER COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2018	2017

Revenue
Construction income	$7,505,889	$6,266,967
Related party	40,548	85,919
Total revenue	7,546,437	6,352,886

Cost of goods sold
Direct costs	5,492,607	4,241,421
Direct costs – related party	40,376	87,649
Total cost of goods sold	5,532,983	4,329,070

Gross profit	2,013,454	2,023,816

Operating expenses
General and administrative expenses	2,368,860	1,776,859
Management fees – related party	78,000	184,004
Total operating expenses	2,446,860	1,960,863

Income (loss) from operations	(433,406)	62,953

Other expenses
Interest expense	26,584	-
Interest expense – related party	79,622	-
Change in fair value earn-out	15,418	-
Gain on fixed asset disposal	(17,277)	-
Total other expenses	104,347	-

Income tax provision	16,257	54,056

Net income (loss) before income taxes	$(554,010)	$8,897

Other comprehensive income (loss), net

Foreign currency translation adjustment	(46,725)	21,996

Comprehensive income (loss)	$(600,735)	$30,893

Earnings (loss) per share
Basic	$(0.07)	$0.00
Diluted	$(0.07)	$0.00
Weighted average common shares outstanding
Basic	7,586,024	6,703,223
Diluted	7,586,024	7,699,743

The accompanying notes are an integral part of these consolidated financial statements.

H/CELL ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	Common Stock		Preferred Stock				Accumulated
	Number of Shares	Amount	Number of shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Loss	Total Stockholders’ Equity
Beginning, January 1, 2017	3,131,579	$313	-	$-	1,283,422	$(740,651)	$(50,806)	$492,278

Issuance of common stock	3,800,000	380	-	-	(380)	-	-	-

Common stock issued for services	10,000	1	-	-	4 ,999	-	-	5,000

Stock-based compensation expense	-	-	-	-	46,625	-	-	46,625

Proceeds from stock option exercise	100,000	10	-	-	990	-	-	1,000

Net income	-	-	-	-	-	8,897	21,996	30,893

Ending, December 31, 2017	7,041,579	$704	-	$-	1,335,656	$(731,754)	$(28,810)	$575,796

Issuance of common stock February 2018, PVBJ Acquisition	444,445	44	-	-	1,183,537	-	-	1,183,581

Stock option exercise	100,000	10	-	-	990	-	-	1,000

Stock-based compensation expense	-	-	-	-	68,293	-	-	68,293

Beneficial conversion feature	-	-	-	-	395,000	-	-	395,000

Net income	-	-	-	-	-	(554,010)	(46,725)	(600,735)

Ending, December 31, 2018	7,586,024	$758	-	$-	2,983,476	$(1,285,764)	$(75,535)	$1,622,935

The accompanying notes are an integral part of these consolidated financial statements.

H/CELL ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(554,010)	$8,897
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	194.105	32,585
Stock-based compensation	68,293	51,625
Change in deferred tax asset	5,743	(44,257)
Gain on sale of assets	(17,276)	(77)
Change in fair value contingent consideration	15,418	-
Bad debt expense	616	-
Change in operating assets and liabilities:
Accounts and retainage receivable	(219,501)	(157,164)
Prepaid expenses and other costs	(2,018)	(420)
Costs in excess of billings	1,067	40,373
Accounts payable and accrued expenses	28,261	(5,128)
Billings in excess of costs	114,656	3,668

Net cash used in operating activities	(364,646)	(69,898)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of fixed assets	(46,690)	(36,943)
Cash acquired in business acquisition	30,408	-
Security deposits	(26,922)	-
Proceeds from disposition of property and equipment	67,959	11,969

Net cash provided by (used in) investing activities	24,755	(24,974)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of convertible debt	395,000	-
Payments of related party interest	(48,000)	-
Repayments on capital leases	(51,048)	-
Repayments on notes payable	(47,684)	-
Net proceeds from line of credit	27,175	-
Proceeds related to stock option exercises	1,000	1,000

Net cash provided by financing activities	276,443	1,000

Net decrease in cash and cash equivalents	(63,448)	(93,872)

Effect of foreign currency translation on cash	(33,118)	11,705

Cash and cash equivalents, beginning of period	455,700	537,867

Cash and cash equivalents, end of period	$359,134	$455,700

Supplemental disclosure of non-cash investing and financing activities

Common stock issued for acquisition of business	$1,177,779	-
Fair value of net assets acquired in business combination	$2,056,344	-
Beneficial conversion feature	$365,878	-

The accompanying notes are an integral part of these consolidated financial statements

H/CELL ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

1.	ORGANIZATION AND LINE OF BUSINESS

H/Cell Energy Corporation (the “Company”) was incorporated in the state of Nevada on August 17, 2015. The Company, based in Dallas, Texas, is a company whose principal operations consist of designing and installing clean energy systems with a focus on hydrogen energy. Effective January 31, 2017, the Company acquired The Pride Group (QLD) Pty Ltd, an Australian company (“Pride”) (see Note 11). Founded in 1997, Pride is a provider of security systems integration for a variety of customers in the government and commercial sector and has launched a new clean energy systems division to focus on the high growth renewable energy market in Asia-Pacific. The new clean energy division has generated some revenue and has begun to bid a number of projects. On February 1, 2018, the Company acquired PVBJ Inc. (“PVBJ”) for 444,445 shares of the Company’s common stock with a fair value of $1,177,779 and $221,800 in earn-out liability (see Note 12). Established in 2008, PVBJ is well recognized for the design, installation, maintenance and emergency service of environmental systems both in residential and commercial markets. PVBJ is now expanding into clean energy systems.

The Company has developed a hydrogen energy system for residential and commercial use designed to create electricity. This system uses renewable energy as its source for hydrogen production. It functions as a self-sustaining clean energy system using hydrogen and fuel cell technology. It can be configured as an off grid solution for all electricity needs or it can be connected to the grid to generate energy credits. Its production of electricity is truly eco-friendly, as it is not produced by the use of fossil fuels. It is a revolutionary green-energy concept that is safe, renewable, self-sustaining and cost effective.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All inter-company transactions and balances have been eliminated upon consolidation.

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

Reclassification

Certain prior period amounts have been reclassified to conform to current period presentation.

Accounts Receivable

Accounts receivable are recorded when invoices are issued and are presented in the balance sheet net of the allowance for doubtful accounts. The allowance for doubtful accounts is estimated based on the Company’s historical losses, the existing economic conditions in the construction industry, and the financial stability of its customers. Accounts are written off as uncollectible after collection efforts have failed. In addition, the Company does not generally charge interest on past-due accounts or require collateral. At December 31, 2018 and December 31 2017, there was no allowance for doubtful accounts required.

Property and Equipment, and Depreciation

Property and equipment are stated at cost. Depreciation is generally provided using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the remaining term of the lease or the estimated useful life of the improvement.

H/CELL ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

Repairs and maintenance that do not improve or extend the lives of the property and equipment are charged to expense as incurred.

Goodwill and Finite Intangible Assets

Goodwill represents the excess of the aggregate of the following (1) consideration transferred, (2) the fair value of any non-controlling interest in the acquiree, and (3) if the business combination is achieved in stages, the acquisition-date fair value of our previously held equity interest in the acquiree over the net of the acquisition-date amounts of the identifiable assets acquired and the liabilities assumed. Identifiable intangible assets consist primarily of customer lists and relationships, non-compete agreements and technology based intangibles and other contractual agreements. The Company amortizes finite lived identifiable intangible assets over 5 years, on a straight-line basis to their estimated residual values and periodically reviews them for impairment. Total identifiable intangible assets comprised 41% of our consolidated total assets at December 31, 2018. There were no intangible assets or goodwill at December 31, 2017.

The Company uses the acquisition method of accounting for all business combinations and does not amortize goodwill. Goodwill is tested for possible impairment annually during the fourth quarter of each fiscal year or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company has the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. If the Company can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company would not need to perform the two-step impairment test for that reporting unit. If the Company cannot support such a conclusion or the Company does not elect to perform the qualitative assessment then the first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the estimated fair value of the reporting unit exceeds its carrying amount, its goodwill is not impaired and the second step of the impairment test is not necessary. If the carrying amount of the reporting unit exceeds its estimated fair value, then the second step of the goodwill impairment test must be performed. The second step of the goodwill impairment test compares the implied fair value of the reporting unit goodwill with its carrying amount to measure the amount of impairment, if any. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment is recognized in an amount equal to that excess.

The Company performed its annual impairment test for PVBJ. Based on the results of the qualitative testing, the fair value did not exceed the carrying value. The PVBJ reporting unit exceeded acquisition projections in 2018 and expects to meet future projections.

As of December 31, 2018, the Company had recorded goodwill in the amount of $1,373,621 related to the PVBJ acquisition. The performance of the Company’s fiscal 2018 impairment analysis did not result in an impairment of the Company’s goodwill.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of two components, net income (loss) and other comprehensive income (loss). The Company’s other comprehensive income (loss) is comprised of foreign currency translation adjustments.

Advertising Costs

Advertising costs are charged to expense during the period in which they are incurred. Advertising expense for the years ended December 31, 2018 and 2017 was $4,426 and $3,166, respectively.

Foreign Currency Translation

The Company translates its foreign subsidiary’s assets and liabilities denominated in foreign currencies into U.S. dollars at current rates of exchange as of the balance sheet date and income and expense items at the average exchange rate for the reporting period. Translation adjustments resulting from exchange rate fluctuations are recorded in accumulated other comprehensive income. The Company records gains and losses from changes in exchange rates on transactions denominated in currencies other than each reporting location’s functional currency in net income (loss) for each period. Items included in the financial statements of each entity in the group are measured using the currency of the primary economic environment in which the entity operates (“functional currency”).

H/CELL ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

The functional and reporting currency of the Company is the United States Dollar (“U.S. Dollar”). The financial records of Pride located in Australia, is maintained in the local currency, the Australian Dollar (AUD$) which is also its functional currency.

For the year ended December 31, 2018, the Company recorded other comprehensive loss from a translation loss of $46,725 in the consolidated financial statements. For the year ended December 31, 2017, the Company recorded other comprehensive gain from a translation gain of $21,996 in the consolidated financial statements.

Revenue Recognition

On January 1, 2018, the Company adopted Accounting Standard Update 2014-09, “Revenue from Contracts with Customers” (“Topic 606”) using the modified retrospective method applied to those contracts which were not completed as of December 31, 2017. Results for reporting periods beginning January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period.

Under ASC Topic 606 requirements, the Company recognizes revenue from the installation or construction of projects and service or short term projects over time using the cost-based input method. The Company accounts for a contract when: (i) it has approval and commitment from both parties, (ii) the rights of the parties are identified, (iii) payment terms are identified, (iv) the contract has commercial substance, and (v) collectability of consideration is probable. The Company considers the start of a project to be when the above criteria have been met and the Company either has written authorization from the customer to proceed or an executed contract. A detailed breakdown of the five step process is as follows:

Identify the contract with a customer:

The Company receives almost all of its contracts from only two sources, referrals or government bids. In a referral, a client that the company has an ongoing business relationship refers the company to perform services. In a government bid, the Company applies to perform services for public projects. The contracts have a pattern of being stand-alone contracts.

Identify the performance obligations in the contract:

The performance obligation of the company is to perform a contractually agreed upon task for the customer. If the contract is stated to provide only contractual service, then the service is considered the only performance obligation. If the contractual service includes design and or engineering in addition to the contract, it is considered a single performance obligation.

Determine the transaction price:

The nature of the industry involves a number of uncertainties that can affect the current state of the contract. Variable consideration are the estimates made due to a contract modification in the contractual service. Change orders, claims, extras, or back charges are common in contractual services activity as a form of variable consideration. If there is going to be a contract modification, judgment by management will need to be made to determine if the variable consideration is enforceable. The following factors are considered in determining if the variable consideration is enforceable:

1.	The customer’s written approval of the scope of the change order;
2.	Current contract language that indicates clear and enforceable entitlement relating to the change order;
3.	Separate documentation for the change order costs that are identifiable and reasonable; or
4.	The Company’s favorable experience in negotiating change orders, especially as it relates to the specific type of contract and change order being evaluated

Once the Company receives a contract, a budget of projected costs are generated for the contract based on the contract price. The Company has a trend of overestimating costs to the project in order to reduce the frequency of change orders required for a project. If the scope of the contract during the contractual period needs to be modified the company typically files a change order. The company does not continue to perform services until the change modification is agreed upon with documentation by both the company and the client. There are few times that claims, extras, or back charges are included in the contract.

H/CELL ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

Allocate the transaction price to the performance obligations in the contract:

If there are multiple performance obligations to the contract, the costs must be allocated appropriately and consistently to each performance obligation. In the company’s experience, usually only one performance obligation is stated per contract. If there are multiple services provided for one client, the company has a policy of splitting out the services over multiple contracts.

Recognize revenue when (or as) the entity satisfies a performance obligations:

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

Disaggregated Revenue:

For the year ended December 31, 2018, revenues from contracts with customers summarized by Segment Geography and Revenue Stream were as follows:

	2018	2017
United States - Service	$2,440,854	$-
Australia - Service	1,941,078	1,877,755
United States - Contract	40,548	85,919
Australia - Contract	3,123,957	4,389,212
Total	$7,546,437	$6,352,886

Cash and Cash Equivalents

Cash and cash equivalents includes cash in bank and money market funds as well as other highly liquid investments with an original maturity of three months or less. The Company had no cash equivalents as of December 31, 2018 or December 31, 2017. At times during the years ended December 31, 2018 and 2017, balances exceeded the FDIC insurance limit of $250,000.

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

H/CELL ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

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

The federal income tax returns of the Company are subject to examination by the IRS, generally for the three years after they are filed. The Company’s 2018, 2017, 2016 and 2015 income tax returns are still open for examination by the taxing authorities.

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

H/CELL ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

The table below presents a reconciliation of the fair value of the Company’s contingent earn-out obligations that use significant unobservable inputs (Level 3).

Balance at December 31, 2017	$-
Earn-out liability from acquisition of PVBJ Inc.	175,318
Payments	-
Adjustments to fair value	15,418
Balance at December 31, 2018	$190,736

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

Net Income (Loss) Per Common Share

The Company computes basic net income (loss) per share by dividing net income (loss) per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of diluted loss per share excludes dilutive securities for the year ended December 31, 2018 because their inclusion would be anti-dilutive. Dilutive securities for the years ended December 31, 2018 and 2017 were as follows:

	December 31, 2018	December 31, 2017

Options to purchase common stock	955,000	1,050,000
Convertible debt	800,000	-
Totals	1,755,000	1,050,000

3.	RELATED PARTY TRANSACTIONS

The Company’s former office space during the years ended December 31, 2017 and 2018 consisted of approximately 800 square feet, which was donated to it from one of its executive officers. There was no lease agreement and the Company paid no rent.

Effective February 4, 2016, the Company sold 526,316 shares of common stock to Reza Enterprises, Inc., an entity beneficially owned by Rezaul Karim. In connection with, and as a condition of closing, the Company agreed to appoint Rezaul Karim to its board of directors. Rezaul Karim resigned from the board of directors effective April 1, 2017. On April 1, 2017, the Company entered into a consulting agreement with Rezaul Karim for a period of one year to promote our products and services. In April of 2017 and 2018, Rezaul Karim exercised 100,000 options.

In June 2016, the Company entered into a contract with Rezaul Karim, one of its former directors, for the installation of an HC-1 system. The system installation was complete pending any change orders as of December 31, 2018, and generated $31,789 and $85,919 of revenue for the years ended December 31, 2018 and 2017, respectively. The Company subcontracted the installation of the system to Renewable Energy Holdings LLC (“REH”), a company owned by Mike Strizki, one of the Company’s executive officers. James Strizki, one of the Company’s executive officers, is vice president of operations at REH. Costs incurred for REH were $31,617 and $87,649 for the years ended December 31, 2018 and 2017, respectively.

In September 2018, the Company entered into a contract with Steve Mullane, the Executive General Manager of Pride, for a solar installation. The system installation was complete as of December 31, 2018 and generated $8,759 of revenue in 2018 along with costs of $8,759.

H/CELL ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

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

At December 31, 2018 and December 31, 2017, the balances due to Turquino Equity LLC (Turquino”), a significant shareholder, amounted to $0 and $31,257, respectively. These balances represent expenses for management services. There was $78,000 of management fees expensed for the year ended December 31, 2018 and $184,004 for the year ended December 31, 2017.

On January 2, 2018, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with two of its directors, pursuant to which the Company sold an aggregate principal amount of $400,000 in 12% Convertible Debentures (“Debentures”), convertible into shares of the Company’s common stock at a conversion price of $0.75 per share. The Debentures, together with any accrued and unpaid interest, become due and payable on January 2, 2020 (the “Maturity Date”). Interest on the Debentures accrues at the rate of 12% per annum, payable monthly in cash, beginning on February 1, 2018 and through the Maturity Date. The Debentures are convertible into common stock at a conversion price of $0.75 per share at the discretion of the holder, with special provisions applying to any holder whose conversion would result in the holder beneficially owning more than 4.99% of the Company’s common stock. Subsequent to December 31, 2018, the Debentures were amended to reduce the interest rate to 10% and reduce the conversion price to $0.50 (see Note 20). In connection with this convertible note payable, the Company recorded a $395,000 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note using the effective interest method, or until the note is converted or repaid.

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

Cash is maintained at an authorized deposit-taking institution (bank) incorporated in both the United States and Australia and is insured by the U.S. Federal Deposit Insurance Corporation and Australian Securities & Investments Commission up to $250,000 and approximately $186,000 USD in total, respectively. At December 31, 2018 and 2017 the balance was fully covered under the $250,000 threshold in the United States. In Australia the balance exceeded the threshold by $133,578 at December 31, 2018 and $265,273 at December 31, 2017.

Credit risk for trade accounts is concentrated as well because substantially all of the balances are receivable from entities located within certain geographic regions. To reduce credit risk, the Company performs ongoing credit evaluations of its customers’ financial conditions, but does not generally require collateral. In addition, at December 31, 2018, approximately 20% of the Company’s accounts receivable was due from two unrelated customers, each at 10%. At December 31, 2017, approximately 36% of the Company’s accounts receivable was due from three unrelated customers, 14%, 12% and 10%, respectively.

5.	MAJOR CUSTOMERS

There were three customers with a concentration of 10% or higher of the Company’s revenue, two at 13% and one at 12% for the year ended December 31, 2018, and three customers, at 24% and two at 12%, for the year ended December 31, 2017.

H/CELL ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

6.	PROPERTY AND EQUIPMENT

At December 31, 2018 and December 31, 2017, property and equipment were comprised of the following:

	December 31, 2018	December 31, 2017
Furniture and fixtures (5 to 7 years)	$11,661	$6,857
Machinery and equipment (5 to 7 years)	36,969	35,919
Computer and software (3 to 5 years)	88,021	94,761
Auto and truck (5 to 7 years)	785,979	250,044
Leasehold improvements (life of lease)	34,788	40,608
	957,418	428,189
Less accumulated depreciation	480,982	325,616
	$476,436	$102,573

Depreciation expense for the years ended December 31, 2018 and 2017 was $145,606 and $31,985, respectively.

7.	UNCOMPLETED CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts are summarized as follows at December 31, 2018 and December 31, 2017:

	December 31, 2018	December 31, 2017
Costs incurred on uncompleted contracts	$811,173	$2,485,787
Estimated earnings	469,109	779,598
Costs and estimated earnings on uncompleted contracts	1,280,282	3,265,385
Billings to date	1,265,475	3,553,817
Costs and estimated earnings in excess of billings on uncompleted contracts	14,807	(288,432)
Costs and earnings in excess of billings on completed contracts	(164,660)	(252,757)
	$(149,853)	$(35,675)

Costs in excess of billings	$45,478	$51,531
Billings in excess of cost	(195,331)	(87,206)
	$(149,853)	$(35,675)

8.	COMMITMENTS

The Company previously entered into two operating leases for office space in Woombye and Brisbane, Queensland, Australia, both which expired in April 2018. The Company signed a new lease in February of 2018 for new office space in Kunda Park Queensland Australia, starting in May 2018 and expiring in May 2021. The Company also renewed the Brisbane office space for one year starting in May 2018. The Company’s office in Downingtown, Pennsylvania was renewed in January of 2018 for a one-year period. The future minimum payments on the leases for each of the next three years and in the aggregate amount to the following:

2019	54,050
2020	39,639
2021	13,213
$106,902

Rent expense for the year ended December 31, 2018 and 2017 was $98,593 and $90,000, respectively and is included in “General and Administrative” expenses on the related statements of operations.

H/CELL ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

During the year December 31, 2018, the Company had vehicles leased under two capital leases, with a net book value of $324,495, which expire in June 2020 and December 2025. During the year ended December 31, 2017, the Company had no capital leases. The obligations are payable in monthly installments ranging from approximately $503 to $1,578 with interest rates from 3.0% to 5.57% per annum. The leases are secured by the related equipment.

At December 31, 2018, approximate payments to be made on these capital lease obligations are as follows:

2019	$75,342
2020	75,342
2021	60,734
2022	43,703
2023	39,531
Thereafter	29,843
Capital lease obligation	324,495
Less: amounts representing interest	26,354
Current maturities of capital lease obligations	65,265

Capital lease obligations, non-current	$232,876

9.	DEBT

Long-term debt consisted of the following:

Equipment Notes Payable

	December 31, 2018	December 31, 2017
Note payable with monthly payments of $716, including interest at 6.50% per annum through November 2020.	$18,707	$-
Note payable with monthly payments of $615.25, including interest at 6.80% per annum through August 2021.	$18,383	-
Note payable with monthly payments of $1,294.50, including interest at 14.72 per annum through March 2023.	$50,072	$-
Note payable with monthly payments of $1,063.45, including interest at 5.76% per annum through April 2021	$18,539	$-
Note payable with monthly payments of $946.84 including interest at 6.14% per annum through December 2024.	$54,328	$-
Total:	$160,029	$-
Total current portion:	$(38,991)	$-
Total non-current portion:	$121,038	$-

Aggregate annual principal payments in the fiscal years subsequent to December 31, 2018, are as follows:

Year ending December 31:	Amount
2019	$49,318
2020	46,567
2021	29,614
2022	22,307
2023	25,653
Thereafter	11,362
Notes payable obligation	184,821
Less amounts representing interest	(24,792)
$160,029

H/CELL ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

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

For the year ended December 31, 2018, the Company incurred interest expense of $106,206, of which $29,122 related to the amortization of the discount.

For the year ended December 31, 2017, the Company incurred no interest expense.

10.	CONTRACT BACKLOG

At December 31, 2018, the Company had a contract backlog approximating $583,392, with anticipated direct costs to completion approximating $452,884. At December 31, 2017, the Company had a contract backlog approximating $1,091,816, with anticipated direct costs to completion approximating $808,098.

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

Pursuant to the Purchase Agreement, the Company acquired all of the issued and outstanding capital stock of PVBJ from Benis Holdings for an aggregate amount equal to (i) $221,800 (the “Cash Purchase Price”) which will be paid in the form of an earn-out and (ii) 444,445 shares of the Company’s common stock, par value $.0001 per share having a fair value of $1,177,779 (the “Acquisition Shares”). Pursuant to the Purchase Agreement, the Acquisition Shares were issued at closing, and the earn-out will be paid to Benis Holdings from positive earnings before taxes of PVBJ, with Benis Holdings to receive 50% of annual earnings before taxes of PVBJ until such time as Benis Holdings has received the full Cash Purchase Price.

12.	GOODWILL AND OTHER INTANGIBLES

The tables below present a reconciliation of the Company’s goodwill and intangibles:

Goodwill

Balance at December 31, 2017	$-
Goodwill from acquisition of PVBJ Inc.	1,373,621
Adjustments	-
Balance at December 31, 2018	$1,373,621

Intangibles – customer list

Balance at December 31, 2017	$-
Customer list from acquisition of PVBJ Inc.	102,422
Amortization	(18,777)
Balance at December 31, 2018	$83,645

H/CELL ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

The Company has elected to early adopt ASU 2017-04 as of January 1, 2018 which is outlined below in Note 18 in performing their 2018 impairment test and as previously stated noted no impairment.

13.	BUSINESS ACQUISITION

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

The consideration transferred in the acquisition was as follows:

Upfront consideration	$1,177,779
Liabilities assumed	878,565
Total	$2,056,343

The acquisition accounting of PVBJ, including the fair values of working capital balances, property and equipment, identifiable intangible assets and goodwill was finalized in the fourth quarter of the year ended December 31, 2018. Management did not need to record any measurement period adjustments during the period.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

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

A summary of identifiable intangible assets acquired, useful lives and amortization method is as follows:

Useful Life in	Amount	Years	Amortization Method
Customer List	$102,422	5	Straight Line
Total	$102,422

H/CELL ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

The results of PVBJ’s operations are included in the consolidated statements of operations beginning February 1, 2018. PVBJ’s net loss for year ended December 31, 2018 totaled $27,682. The net loss of the Company includes acquired intangible asset amortization of $18,777 for the year ended December 31, 2018.

For year ended December 31, 2018, acquisition related costs for the Company totaled $44,500 and are included in general and administration expenses.

Pro forma results for H/Cell Energy Corporation giving effect to the PVBJ Inc. acquisition

The following pro forma financial information presents the combined results of operations of PVBJ and the Company for the years ended December 31, 2018 and 2017. The pro forma financial information presents the results as if the acquisition had occurred as of the beginning of 2017.

The unaudited pro forma results presented include amortization charges for acquired intangible assets, interest expense and stock-based compensation expense.

Pro forma financial information is presented for informational purposes and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place as of the beginning of 2017.

	Year Ended December 31, 2018	Year Ended December 31, 2017
Revenues	$7,755,567	$8,533,972
Net loss	(549,235)	(83,468)
Net loss per share:
Basic	(0.07)	(0.01)
Diluted	(0.07)	(0.01)

14.	STOCK OPTIONS AWARDS AND GRANTS

A summary of the stock option activity and related information for the Company’s 2016 Incentive Stock Option Plan from December 31, 2017 to December 31, 2018 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2015	-
Grants	1,000,000	$0.01	5.00	$387,450
Exercised	-
Canceled	-
Outstanding at December 31, 2016	1,000,000	$0.01	3.19	$387,450
Grants	150,000	1.83	4.35	165,477
Exercised	(100,000)	0.01	-	(38,745)
Canceled	-
Outstanding at December 31, 2017	1,050,000	$0.27	3.35	514,182
Exercisable at December 31, 2017	-	$-	-	$-
Outstanding at December 31, 2017	1,050,000	$0.27	3.35	$514,182
Grants	30,000	0.03	4.89	-
Exercised	(100,000)	0.01	-	(38,475)
Canceled	(25,000)	0.03	-	(14,456)
Outstanding at December 31, 2018	955,000	0.29	3.40	461,251
Exercisable at December 31, 2018	106,250	$0.26	2.98	$120,063

H/CELL ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

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

As of December 31, 2018, there was $56,745 of unrecognized compensation expense. At December 31, 2017, there was $110,366 of unrecognized compensation expense.

15.	SEGMENT INFORMATION

The Company’s business is organized into two reportable segments: renewable systems integration revenue and non-renewable systems integration revenue. The reporting segments follow the same accounting policies used in the preparation of the Company’s consolidated financial statements. The following represents selected information for the Company’s reportable segments for the years ended December 31, 2018 and 2017.

	December 31, 2018	December 31, 2017
Assets by Segment
Renewable systems integration	$1,540,423	$27,589
Non-renewable systems integration	1,984,084	1,457,607
	3,524,507	$1,485,196

	For the Years Ended
	December 31, 2018	December 31, 2017
Revenue by segment
Renewable systems integration – related party	$40,548	$85,919
Non-renewable system integration	7,505,889	6,266,967
	$7,546,437	$6,352,886

Cost of sales by segment
Renewable systems integration – related party	$40,376	$87,649
Non-renewable system integration	5,492,607	4,241,421
	$5,532,983	$4,329,070

Operating expenses
Renewable Systems integration	$565,700	$261,118
Non-renewable system Integration	1,881,160	1,699,745
	$2,446,860	$1,960,863
Operating (loss) income by segment
Renewable Systems integration	$(565,528)	$(262,633)
Non-renewable system Integration	132,122	325,586
	$(433,406)	$62,953

H/CELL ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

16.	401(k) PLANS

Substantially all of the Company’s employees may elect to defer a portion of their annual compensation in the Company-sponsored 401(k) tax-deferred savings plans. The Company makes matching contributions in these plans. The amount charged to expense for these plans was $12,324 for the year ended December 31, 2018. There was no expense for year ended December 31, 2017.

17.	INCOME TAX

The components of income tax expense (benefit) are as follows (in thousands):

	Year Ended December 31,
	2018	2017
Current
U.S. Federal	$-	$-
U.S. State and local	13	-
Australia	9	98
Total current	22	98

	Year Ended December 31,
	2018	2017
Deferred
U.S. Federal	$-	$-
U.S. State and local	-	-
Australia	(6)	(44)
Total deferred	(6)	(44)

Total income tax expense	16	54

At December 31, 2018 and 2017, the Company had deferred tax assets of $430,000 and $235,000, respectively, against which a valuation allowance of $380,000 and $191,000, respectively, had been recorded. The change in the valuation allowance for the year ended December 31, 2018 was an increase of $189,000. The increase in the valuation allowance for the year ended December 31, 2018 was mainly attributable to increases in U.S. net operating losses and share-based compensation, which resulted in an increase in the Company’s deferred tax assets. The Company established valuation allowances equal to the full amount of its U.S. deferred tax assets because of the uncertainty of the realization of these deferred tax assets in future periods. The Company periodically assesses the likelihood that it will be able to recover the deferred tax assets. The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income.

Significant components of our deferred tax assets at December 31, 2018 and 2017 were as follows ($ in thousands):

	Year Ended December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards – U.S.	224	68
Charitable contribution carryforward	3	-
Share-based compensation	153	123
Accrued liabilities	50	44
Gross deferred tax assets	430	235
Valuation allowance	(380)	(191)
Net deferred tax assets	50	44

H/CELL ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

A reconciliation of the federal statutory tax rate and the effective tax rates for the years ended December 31, 2018 and 2017 is as follows:

	For the Year Ended
	December 31,
	2018	2017
U.S. federal statutory tax rate	21.0%	34.0%
State income taxes, net of federal benefit	(7.1)	(67.2)
U.S. vs. foreign tax rate differential	-	(20.7)
Impact of tax law change	-	140.5
Deferred tax adjustments	-	(205.7)
Deemed repatriation	-	34.7
Other	(9.5)	(8.1)
Change in valuation allowance	(7.4)	178.4
Effective tax rate	(3.0)%	85.9%

The Company had approximately $749,000 and $235,000 of gross net operating loss (“NOL”) carryforwards (U.S. federal and state) as of December 31, 2018 and 2017, respectively, which begin to expire after 2036 through 2038. Sections 382 and 383 of the Internal Revenue Code, and similar state regulations, contain provisions that may limit the NOL carryforwards available to be used to offset income in any given year upon the occurrence of certain events, including changes in the ownership interests of significant stockholders. In the event of a cumulative change in ownership in excess of 50% over a three-year period, the amount of the NOL carryforwards that the Company may utilize in any one year may be limited.

The Tax Cuts and Jobs Act (the “Act”) was enacted in December 2017. Among other things, the Act reduces the U.S. federal corporate tax rate from 35 percent to 21 percent, eliminates the alternative minimum tax for corporations, and creates a one-time deemed repatriation of profits earned outside of the U.S. The reduction of the corporate tax rate resulted in a write-down of the Company’s gross deferred tax assets of approximately $88,000, and a corresponding write-down of the valuation allowance. The one-time deemed repatriation of profits by the Company’s Australian subsidiary in 2017 resulted in a decrease in its NOL of approximately $64,000.

18.	RECENT ACCOUNTING PRONOUNCEMENTS

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

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments — Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The standard addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is not permitted with the exception of certain provisions related to the presentation of other comprehensive income. The adoption of ASU 2016-01 did not have a material impact on the Company’s financial position, results of operations or cash flows.

H/CELL ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), (“ASU 2016-02”) and issued subsequent amendments to the initial guidance. This ASU requires an entity to recognize a right-of-use asset (“ROU”) and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. Similar modifications have been made to lessor accounting in-line with revenue recognition guidance. The amendments also require certain quantitative and qualitative disclosures about leasing arrangements. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The new standard is effective for the Company on January 1, 2019, with early adoption permitted. Entities are required to adopt ASC 842 using a modified retrospective transition method. Full retrospective transition is prohibited. The guidance permits an entity to apply the standard’s transition provisions at either the beginning of the earliest comparative period presented in the financial statements or the beginning of the period of adoption (i.e., on the effective date). We expect to adopt the new standard on its effective date. While the Company continues to assess all of the effects of adoption, it currently believes the most significant effects relate to: the recognition of new ROU assets and lease liabilities on its balance sheet for real estate and equipment operating leases; and providing significant new disclosures about its leasing activities. The Company does not expect a significant change in its leasing activities between now and adoption. The new standard provides a number of optional practical expedients in transition. The Company expects to elect the ‘package of practical expedients’, which permits it to not reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company does not expect to elect the use-of hindsight or the practical expedient pertaining to land easements; the latter not being applicable to it.

On adoption, the Company currently expects to recognize additional operating lease liabilities with corresponding ROU assets of the same amount based on the present value of the remaining minimum rental payments for existing operating leases on its consolidated balance sheets. The new standard also provides practical expedients for an entity’s ongoing accounting. The Company currently expects to elect the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, the Company will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. The Company also currently expects to elect the practical expedient to not separate lease and non-lease components for all of its leases, which will mean all consideration that is fixed, or in-substance fixed, relating to the non-lease components will be captured as part of its lease components for balance sheet purposes.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 eliminates Step 2 as part of the goodwill impairment test. The amount of the impairment charge to be recognized would now be the amount by which the carrying value exceeds the reporting unit’s fair value. The loss to be recognized cannot exceed the amount of goodwill allocated to that reporting unit. The amendments in ASU 2017-04 are effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company has elected to early adopt ASU 2017-04 as of January 1, 2018. The Company has applied the guidance related to ASU 2017-04 during its annual impairment test in the fourth quarter of 2018. An entity should apply the amendments in this update on a prospective basis. An entity is required to disclose the nature of and reason for the change in accounting principle upon transition. That disclosure should be provided in the first annual period and in the interim period within the entity initially adopts the amendments in this update. The Company has elected to early adopt this standard in performing their 2018 impairment test.

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

H/CELL ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

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

In August 2018, the FASB issue ASU 2018-13, Fair Value Measurement (ASC 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The new standard will become effective for the Company January 1, 2020, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

Management does not believe there would have been a material effect on the accompanying financial statements had any other recently issued, but not yet effective, accounting standards been adopted in the current period.

19.	EARNINGS (LOSS) PER SHARE

The following table sets forth the information needed to compute basic and diluted earnings (loss) per share:

	Year Ended December 31, 2018	Year Ended December 31, 2017
Net income (loss)	$(554,010)	$8,897
Weighted average common shares outstanding	7,586,024	6,703,223
Dilutive securities Convertible debt	601,704	-
Options	951,034	996,520
Diluted weighted average common shares outstanding	7,586,024	7,699,743
Basic net income (loss) per share	$(0.07)	0.00
Diluted net income (loss) per share	$(0.07)	0.00

For the year ended December 31, 2018 certain potential shares of common stock have been excluded from the calculation of diluted income per share because of a net loss, and therefore, the effect on diluted income per share would have been anti-dilutive.

20.	NOTE PAYABLE

On August 21, 2018, PVBJ entered into a loan and security agreement (the “Credit Agreement”) with Thermo Communications Funding, LLC (“Thermo”). The Credit Agreement provides for a revolving line of credit in an amount not to exceed $350,000, which is evidenced by a promissory note issued by PVBJ to Thermo (the “Note”). Pursuant to the Credit Agreement, PVBJ granted a security interest to Thermo in all of its assets. In addition, pursuant to a limited recourse guaranty, Andrew Hidalgo, the Company’s Chief Executive Officer personally guaranteed the repayment of the Credit Agreement under certain conditions. Pursuant to the terms of the Credit Agreement, the Company is permitted to borrow up to $350,000 under the revolving credit line, under a borrowing base equal to the lesser of (i) or 85% of Eligible Accounts (as defined in the Credit Agreement). Borrowings under the Credit Agreement may be used for working capital and to refinance certain existing debt of PVBJ. The Credit Agreement contains certain customary representations and warranties, affirmative and negative covenants, and events of default. Principal covenants include a debt service coverage ratio of not less than 1.15 to 1.0, a fixed charge coverage ratio of not less than 1.15 to 1.0, and maintaining a tangible net worth of at least $150,000, excluding intercompany loans to H/Cell. The loan commitment shall expire on August 21, 2020. As of December 31, 2018, the Company was in compliance with these covenants. The interest rate applicable to revolving loans under the Credit Agreement is prime plus 5.0%, subject to a minimum interest rate of 9.5%. The Company paid a loan commitment fee of $7,000, of which $3,500 was paid on closing, and $3,500 will be paid on the first anniversary. The Company will also pay a monthly monitoring fee during the term of the Credit Agreement of 0.33% of the average outstanding balance, payable monthly in arrears. The Company may prepay the Note at any time and terminate the Credit Agreement. In the event that the Company terminates the Credit Agreement, the Company will pay Thermo an early termination fee equal to 4% of the pro rata portion, which pro rata portion is determined by multiplying $350,000 by the number of months prior to the second anniversary of the effective date of the Credit Agreement and then dividing that by 24. The obligations of PVBJ under the Credit Agreement may be accelerated upon the occurrence of an event of default under the Credit Agreement, which includes customary events of default including, without limitation, payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, cross-defaults, bankruptcy and insolvency related defaults, defaults relating to judgments, an ERISA reportable event occurs, a change of control and a change in the Company’s financial condition that could have a material adverse effect on the Company. As of December 31, 2018, funds totaling $38,296 were available for borrowing under the Thermo Credit Agreement.

H/CELL ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

21.	SUBSEQUENT EVENTS

In accordance with FASB ASC 855, Subsequent Events, the Company has evaluated subsequent events through March _ 2019, the date on which these financial statements were available to be issued.

On January 21, 2019, an aggregate of 15,000 non-statutory options were granted to one employee with such options vesting 25% on each of the first through fourth anniversary of issuance, expiring five years from the date of issuance and having an exercise price of $1.15, which is equal to the closing sales price of the Company’s common stock on the date of grant.

On February 8, 2019, the Company entered into a securities purchase agreement with two of its directors that are accredited investors, pursuant to which it sold an aggregate principal amount of $150,000 in 10% Convertible Debentures (the “2019 Debentures”), convertible into shares of the Company’s common stock at a conversion price of $0.50 per share. The 2019 Debentures, together with any accrued and unpaid interest, become due and payable on February 8, 2021 (the “2021 Maturity Date”). Interest on the 2019 Debentures will accrue at the rate of 10% per annum, payable monthly in cash, beginning on March 1, 2019 and on the 2021 Maturity Date. The 2019 Debentures will be convertible into common stock at a conversion price of $0.50 per share at the discretion of the holder, with special provisions applying to any holder whose conversion would result in the holder beneficially owning more than 4.99% of the Company’s common stock.

On February 8, 2019, the Company and the holders of the Debentures issued in January 2018 entered into amendments (the “Amendments”) to the Debentures. Pursuant to the Amendments, the conversion price of the Debentures was reduced from $0.75 to $0.50, and the interest rate on the Debentures was reduced from 12% to 10%.

Equity Purchase Agreement

On March 12, 2019, the Company entered into an equity purchase agreement (the “Purchase Agreement”) and a registration rights agreement (the “Registration Rights Agreement”) with an accredited investor (the “Investor”), pursuant to which the Investor has agreed to purchase from the Company up to $450,000 in shares (the “Shares”) of its common stock, subject to certain limitations and conditions set forth in the Purchase Agreement.

Under the Purchase Agreement, the Investor has the right, at any time, to purchase Shares by delivering the Company a purchase notice, specifying the number of Shares to be purchased. The purchase price for the Shares under the Purchase Agreement will be 60% of the lowest closing price of the Company’s common stock in the five consecutive trading days preceding the Investor’s receipt of the Shares subject to such equity purchase.

In addition, the Investor has an obligation, to the extent it has not already made voluntary purchases, to purchase up to (i) $200,000 of the $450,000 in Shares within 15 Trading Days (as defined in the Purchase Agreement) after the effective date of the Registration Statement (as defined below) and (ii) $450,000 in Shares within 70 Trading Days after the effective date of the Registration Statement.

The Company has the right to reject any purchase notice from the Investor by delivering written notice of such rejection within one trading day after receipt. If the Company rejects any purchase notice, the Investor has no further obligations to purchase Shares under the Purchase Agreement. The Company may terminate the Purchase Agreement at any time by written notice to the Investor in the event of a material breach of the Purchase Agreement by the Investor. In addition, the Purchase Agreement will automatically terminate on the earliest of: (i) the date that the Investor has purchased $450,000 of Shares; (ii) 70 Trading Days after the effective date of the Registration Statement; or (iii) the date the Registration Statement is no longer effective.

The obligation of the Investor to purchase the Shares is subject to several conditions, including, among other thing, (i) that the Company has an effective registration statement with the SEC registering the Shares for resale, and (ii) that the purchase of the Shares shall not cause the Investor to own more than 9.99% of the outstanding shares of common stock. In connection with the Purchase Agreement, the Company agreed to pay $15,000 of fees to the Investor, of which $10,000 was paid on execution of the Purchase Agreement, and the remaining $5,000 will be paid on the first sale of Shares.

Pursuant to the Registration Rights Agreement, the Company is required to register the Shares on a registration statement (the “Registration Statement”) to be filed with the SEC within 15 calendar days after it files the Annual Report on Form 10-K that these financial statements are part of.

Additionally, on March 12, 2019, the Company agreed to donate 35,000 shares of common stock to the manager of the Investor.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our principal executive officer and principal financial officer conclude that, at December 31, 2018, our internal control over financial reporting was not effective for the reason discussed above.

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

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names of our executive officers and directors and their age, title, and biography as of March 30, 2018 are set forth below:

Name	Age	Position Held with our Company	Date First Elected or Appointed
Andrew Hidalgo	62	Chief Executive Officer, President, Chairman of the Board and Director	August 17, 2015

Matthew Hidalgo	36	Chief Financial Officer, Treasurer and Secretary	August 17, 2015

Mike Strizki	61	Chief Technology Officer	August 17, 2015

James Strizki	35	Executive Vice President of Technical Services	August 17, 2015

Paul V. Benis, Jr.	47	Executive Vice President	February 1, 2018

Michael A. Doyle	64	Director	April 3, 2017

Charles F. Benton	68	Director	April 3, 2017

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and holders of more than 10% of our common stock to file with the SEC reports regarding their ownership and changes in ownership of our securities. We believe that, during fiscal 2018, our directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements.

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

ITEM 11 – EXECUTIVE COMPENSATION

Executive Officer Compensation

No cash compensation was paid to any executive officer since inception through December 31, 2017. The Board started paying a cash salary to one executive officer in 2018. In addition, equity compensation may be granted to executive officers pursuant to the 2017 Plan, at the discretion of the Board.

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer and one other highest paid individual whose total annual salary and bonus exceeded $100,000 for fiscal years 2018 and 2017.

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Other ($)		Total ($)
Andrew Hidalgo	2018	-	-	-	-	78,000	(1)	78,000
Chief Executive Officer	2017	-	-	-	-	184,000	(1)	184,000

Matthew Hidalgo	2018	150,000	-	-	-	150,000		150,000
Chief Financial Officer	2017	-	-	-	-	184,000	(1)	184,000

(1)	Represents management fees paid to Turquino Equity LLC, of which Messrs. Hidalgo are managing partners.

Option/SAR Grants in Fiscal Year Ended December 31, 2018

None.

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth information for the named executive officers regarding the number of shares subject to both exercisable and unexercisable stock options, as well as the exercise prices and expiration dates thereof, as of December 31, 2018.

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

The Agreements have a term of five years. Upon each one year anniversary, the Agreements will automatically renew for another five years from the anniversary date. The base salary under the Agreements is $156,000 and $150,000 per annum for Andrew Hidalgo and Matthew Hidalgo, respectively, however Andrew Hidalgo was only paid $78,000 in management disbursements through Turquino Equity. In addition, Messrs. Hidalgo and Hidalgo are entitled to participate in any and all benefit plans, from time to time, in effect for our employees, along with vacation, sick and holiday pay in accordance with our policies established and in effect from time to time.

Director Compensation

There was no compensation paid to non-employee directors for the year ended December 31, 2018.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 25, 2019:

●	by each person who is known by us to beneficially own more than 5% of our common stock;

●	by each of our officers and directors; and

●	by all of our officers and directors as a group.

Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is c/o H/Cell Energy Corporation, 3010 LBJ Freeway, Suite 1200 Dallas, TX 75234.

NAME OF OWNER	TITLE OF CLASS	NUMBER OF SHARES OWNED (1)		PERCENTAGE OF COMMON STOCK (2)
Andrew Hidalgo	Common Stock	4,190,000	(3)	50.66%
Matthew Hidalgo	Common Stock	3,640,000	(4)	47.14%
Paul Benis	Common Stock	444,445	(5)	5.83%
James Strizki	Common Stock	800,000	(6)	10.43%
Mike Strizki	Common Stock	750,000		9.84%
Charles Benton	Common Stock	57,400	(6)	*
Michael Doyle	Common Stock	397,636	(7)	4.99%
Officers and Directors as a Group (7 persons)	Common Stock	6,739,481	(8)	76.42%

Stephen Paul Mullane and Marie Louise Mullane as Trustees of the Mullane Family Trust	Common Stock	760,000		9.97%
Turquino Equity LLC (9)	Common Stock	3,540,000		46.45%
Karim Rezaul	Common Stock	726,316		9.53%
Benis Holdings LLC (10)	Common Stock	444,445		5.83%
Triton Funds LP (11)	Common Stock	841,955	(12)	9.99%

(1) Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 25, 2019 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2) Percentage based upon 7,621,024 shares of common stock issued and outstanding as of March 25, 2019.

(3) Includes (i) 550,000 shares of common stock issuable upon conversion of two outstanding convertible debentures, (ii) 100,000 shares of common stock underlying options which are currently exercisable and (iii) 3,540,000 shares of common stock owned by Turquino Equity LLC. Andrew Hidalgo, as a Managing Partner of Turquino Equity, has voting and dispositive power over the shares held by such entity, and is therefore deemed a beneficial owner of such shares.

(4) Represents (i) 100,000 shares of common stock underlying options which are currently exercisable and (ii) 3,540,000 shares of common stock owned by Turquino Equity LLC. Matthew Hidalgo, as a Managing Partner of Turquino Equity, has voting and dispositive power over the shares held by such entity, and is therefore deemed a beneficial owner of such shares.

(5) Represents shares of common stock owned by Benis Holdings LLC. Paul Benis, as Managing Member of Benis Holdings LLC, has voting and dispositive power over the shares held by such entity, and is therefore deemed a beneficial owner of such shares.

(6) Includes 50,000 shares of common stock underlying options which are currently exercisable or become exercisable within 60 days.

(7) Includes (i) 50,000 shares of common stock underlying options which are currently exercisable or become exercisable within 60 days and (ii) 332,636 shares of common stock issuable upon conversion of two outstanding convertible debentures. The number of shares that may be beneficially owned under the convertible debentures is subject to a 4.99% beneficial ownership limitation provision in the convertible debentures, and as such, the total number of shares issuable upon conversion of the convertible debentures is greater than the number of shares beneficially owned.

(8) Includes (i) 882,636 shares of common stock issuable upon conversion of outstanding convertible debentures, (ii) 350,000 shares of common stock underlying options which are currently exercisable or become exercisable within 60 days, (iii) 3,540,000 shares of common stock owned by Turquino Equity LLC, and (iv) 444,445 shares of common stock owned by Benis Holdings LLC.

(9) Andrew Hidalgo and Matthew Hidalgo, as Managing Partners of Turquino Equity, have voting and dispositive power over the shares held by such entity, and are therefore deemed beneficial owners of such shares.

(10) Paul Benis, as Managing Member of Benis Holdings LLC, has voting and dispositive power over the shares held by such entity, and is therefore deemed a beneficial owner of such shares.

(11) Yash Thukral, Sam Yaffa, and Nathan Yee have voting and dispositive power over the shares prospectively held by such entity, and are therefore deemed a beneficial owner of such shares.

(12) Includes 35,000 shares of common stock owned by the entity’s manager, and 806,955 shares that may be acquired pursuant to the equity purchase agreement, dated March 12, 2019. The number of shares that may be beneficially owned under the equity purchase agreement is subject to a 9.99% beneficial ownership limitation provision, and as such, the total number of shares issuable pursuant to the equity purchase agreement is greater than the number of shares beneficially owned.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than as disclosed below, during the last two fiscal years, there have been no transactions, or proposed transactions, in which our company was or is to be a participant where the amount involved exceeds the lesser of $120,000 or one percent of the average of our company’s total assets at year-end and in which any director, executive officer or beneficial holder of more than 5% of the outstanding common, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest. We have no policy regarding entering into transactions with affiliated parties.

In June 2016, we entered into a contract with Rezaul Karim, one of our former directors, for the installation of an HC-1 system. The system installation was complete pending any change orders as of December 31, 2018, and generated $31,789 and $85,919 of revenue for the years ended December 31, 2018 and 2017, respectively. We subcontracted the installation of the system to Renewable Energy Holdings LLC (“REH”), a company owned by Mike Strizki, one of our executive officers. James Strizki, one of our executive officers, is vice president of operations at REH. Costs incurred for REH were $31,617 and $87,649 for the years ended December 31, 2018 and 2017, respectively.

In September 2018, we entered into a contract with Steve Mullane, the Executive General Manager of Pride, for a solar installation. The system installation was complete as of December 31, 2018 and generated $8,759 of revenue in 2018 along with costs of $8,759.

On January 31, 2017, we entered into a share exchange agreement (the “Exchange Agreement”) by and among us, Pride, Turquino Equity LLC (“Turquino”) and Stephen Paul Mullane and Marie Louise Mullane as Trustees of the Mullane Family Trust (the “Mullane Trust” and together with Turquino, the “Pride Shareholders”). Andrew Hidalgo and Matthew Hidalgo, our Chief Executive Officer and Chief Financial Officer, respectively, are each a managing partner of Turquino. During 2017, Turquino had an arrangement with Pride for a monthly management fee of AUD $20,000. Effective January 2018, Turquino amended its arrangement with Pride to now pay the management fee directly to the Company from which the Company pays Turquino $6,500 USD per month (from which Mr. Andrew Hidalgo continues to receive compensation), and Mr. Matthew Hidalgo started to receive salary directly from us.

Pursuant to the Exchange Agreement, we acquired all of the issued and outstanding capital stock of Pride from the Pride Shareholders in exchange for an aggregate of 3,800,000 shares of our common stock (the “Acquisition Shares”). Turquino received 3,040,000 of the Acquisition Shares.

On April 1, 2017, we entered into a consulting agreement with Rezaul Karim for a period of one year. As such his function will be to promote our products and services. In April 2017 and 2018, Rezaul Karim exercised 100,000 options.

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

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees. The aggregate fees billed by our independent auditors, for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2018 and 2017, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q during the fiscal years were $53,510 and $25,500, respectively.

Audit Related Fees. We incurred $60,050 for audit related fees and other services during the fiscal year ended December 31, 2018 and $43,225 during year ended December 31, 2017.

Tax and Other Fees. We did not incur any fees from our independent auditors for tax or other services during the fiscal years ended December 31, 2018 and 2017.

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

Exhibit No.	Description

3.01	Articles of Incorporation of the Company, filed with the Nevada Secretary of State on August 17, 2015, filed as an exhibit to the Registration Statement on Form S-1, filed with the Securities and Exchange Commission (the “Commission”) on June 29, 2016 and incorporated herein by reference.

3.02	Certificate of Correction to the Articles of Incorporation of the Company, filed with the Nevada Secretary of State on August 18, 2015, filed with the Nevada Secretary of State on August 18, 2015, filed as an exhibit to the Registration Statement on Form S-1, filed with the Commission on June 29, 2016 and incorporated herein by reference.

3.03	Bylaws of the Company, filed with the Nevada Secretary of State on August 18, 2015, filed as an exhibit to the Registration Statement on Form S-1, filed with the Commission on June 29, 2016 and incorporated herein by reference.

10.01	Form of Indemnification Agreement, filed as an exhibit to the Registration Statement on Form S-1, filed with the Commission on June 29, 2016 and incorporated herein by reference.

10.02*	2016 Incentive Stock Option Plan, filed as an exhibit to the Registration Statement on Form S-1, filed with the Commission on June 29, 2016 and incorporated herein by reference.

10.03*	Employment Agreement, dated September 1, 2017, by and between H/Cell Energy Corporation and Andrew Hidalgo, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on September 7, 2017 and incorporated herein by reference.

10.04*	Employment Agreement, dated September 1, 2017, by and between H/Cell Energy Corporation and Matthew Hidalgo, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on September 7, 2017 and incorporated herein by reference.

10.05	Form of Securities Purchase Agreement, dated January 2, 2018, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on January 4, 2018 and incorporated herein by reference.

10.06	Form of 12% Convertible Debenture, dated January 2, 2018, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on January 4, 2018 and incorporated herein by reference.

10.07	Form of Stock Purchase Agreement, by and among H/Cell Energy Corporation, PVBJ Inc. and Benis Holdings LLC, dated February 1, 2018, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on February 5, 2018 and incorporated herein by reference.

10.08*	Form of Employment Agreement, by and between H/Cell Energy Corporation and Paul V. Benis, Jr., dated February 1, 2018, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on February 5, 2018 and incorporated herein by reference.

10.09	Form of Credit Agreement, dated August 21, 2018, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on August 24, 2018 and incorporated herein by reference.

10.10	Form of promissory note, dated August 21, 2018, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on August 24, 2018 and incorporated herein by reference.

10.11	Form of Securities Purchase Agreement, dated February 8, 2019, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on February 11, 2019 and incorporated herein by reference.

10.12	Form of 10% Convertible Debenture, dated February 8, 2019, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on February 11, 2019 and incorporated herein by reference.

10.13	Form of amendment, dated February 8, 2019, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on February 11, 2019 and incorporated herein by reference.

10.14	Form of Equity Purchase Agreement, by and between H/Cell Energy Corporation and the investor, dated March 12, 2019, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on March 15, 2019 and incorporated herein by reference.

10.15	Form of Registration Rights Agreement, by and between H/Cell Energy Corporation and the investor, dated March 12, 2019, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on March 15, 2019 and incorporated herein by reference.

14.01	Code of Business Conduct and Ethics for Employees, Executive Officers and Directors, filed as an exhibit to the Annual Report on Form 10-K, filed with the Commission on March 24, 2017 and incorporated herein by reference.

21.01	List of Subsidiaries, filed as an exhibit to the Annual Report on Form 10-K, filed with the Commission on April 2, 2018 and incorporated herein by reference.

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from H/Cell Energy Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

ITEM 16 – FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

H/CELL ENERGY CORPORATION

Date: March 26, 2019	By:	/s/ ANDREW HIDALGO
Andrew Hidalgo
Chief Executive Officer (Principal Executive Officer)

Date: March 26, 2019	By:	/s/ MATTHEW HIDALGO
Matthew Hidalgo
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ ANDREW HIDALGO	Director	March 26, 2019
Andrew Hidalgo

/s/ MICHAEL A. DOYLE	Director	March 26, 2019
Michael A. Doyle

/s/ CHARLES F. BENTON	Director	March 26, 2019
Charles F. Benton

