Form 10-Q
period 2019-03-31
H/Cell Energy Corp
filed 2019-05-15
CIK 1676580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission file number: 000-55802

H/CELL ENERGY CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	47-4823945
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3010 LBJ Freeway, Suite 1200 Dallas, TX 75234

(Address of principal executive offices) (zip code)

(972) 888-6009

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

Securities registered pursuant to Section 12(b) of the Act: None.

As of May 14, 2019, there were 7,621,024 shares of registrant’s common stock outstanding.

H/CELL ENERGY CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

H/CELL ENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$328,439	$359,134
Accounts receivable	937,897	1,087,381
Prepaid expenses	18,772	16,282
Current right-of-use (ROU) asset	92,269	-
Costs and earnings in excess of billings	48,052	45,478
Total current assets	1,425,429	1,508,275

Property and equipment, net	494,491	476,436
Security deposits and other non-current assets	38,992	32,530
Deferred tax asset	50,000	50,000
Customer lists, net	78,524	83,645
ROU asset	167,985	-
Other long term asset	30,000	-
Goodwill	1,373,621	1,373,621

Total assets	$3,659,042	$3,524,507

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$695,997	$891,354
Earn-out payable	195,132	190,736
Billings in excess of costs and earnings	41,881	195,331
Sales and withholding tax payable	54,071	59,857
Current equipment notes payable	32,052	38,991
Current operating lease liability	92,269	-
Current finance lease payable	72,510	65,265
Current convertible notes payable – related party, net of discounts	257,659	-
Income tax payable	32,259	48,643
Total current liabilities	1,473,830	1,490,177

Noncurrent liabilities
Line of credit	172,715	28,359
Lease operating liability	167,985	-
Finance leases	306,163	232,876
Equipment notes payable	65,779	121,038
Convertible notes payable – related party, net of discounts	61,609	29,122
Total noncurrent liabilities	774,251	411,395

Total liabilities	2,248,081	1,901,572

Commitments and contingencies

Stockholders’ equity
Preferred stock - $0.0001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock - $0.0001 par value; 25,000,000 shares authorized; 7,621,024 and 7,586,024 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	762	758
Additional paid-in capital	2,896,524	2,983,476
Accumulated deficit	(1,429,402)	(1,285,764)
Accumulated other comprehensive loss	(56,923)	(75,535)
Total stockholders’ equity	1,410,961	1,622,935

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$3,659,042	$3,524,507

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

H/CELL ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS - AND OTHER COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended March 31,
	2019	2018
Revenue
Construction income	$1,704,273	$1,694,535
Related party	-	31,789
Total revenue	1,704,273	1,726,324

Cost of goods sold
Direct costs	1,196,438	1,209,413
Direct costs – related party	-	31,617
Total cost of goods sold	1,196,438	1,241,030

Gross profit	507,835	485,294

Operating expenses
General and administrative expenses	607,052	555,184
Management fees – related party	19,500	19,500
Total operating expenses	626,552	574,684

Loss from operations	(118,717)	(89,390)

Other expenses
Interest expense	1,833	3,946
Interest expense – related party	36,095	14,215
Change in fair value earn-out	4,396	-
(Gain) loss on fixed asset disposal	(17,403)	3,418
Total other expenses	24,921	21,579

Income tax provision	-	-

Net loss	$(143,638)	$(110,969)

Other comprehensive income (loss), net

Foreign currency translation adjustment	18,612	(10,259)

Comprehensive loss	$(125,026)	$(121,228)

Loss per share
Basic	$(0.02)	$(0.02)
Diluted	$(0.02)	$(0.02)
Weighted average common shares outstanding
Basic	7,593,413	7,486,024
Diluted	7,593,413	7,486,024

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

H/CELL ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2019

	Common Stock		Preferred Stock				Accumulated	Total
	Number of Shares	Amount	Number of shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Gain (Loss)	Stockholders’ Equity (Deficit)
Beginning, January 1, 2019	7,586,024	$758	-	-	$2,983,476	$(1,285,764)	$(75,535)	$1,622,935

Stock-based compensation expense	-	-	-	-	8,562	-	-	8,562

Share donation	35,000	4	-	-	23,446	-	-	23,450

Beneficial conversion feature	-	-	-	-	97,500	-	-	97,500

Debt extinguishment	-	-	-	-	(216,460)	-	-	(216,460)

Net income (loss)	-	-	-	-	-	(143,638)	-	(143,638)

Foreign currency translation adjustment	-	-	-	-	-	-	18,612	18,612

Ending, March 31, 2019	7,621,024	$762	-	$-	$2,896,524	$(1,429,402)	$(56,923)	$1,410,961

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

H/CELL ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Three Months Ended March 31,
	2019		2018

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss		$(143,638)	$(110,969)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization		72,015	33,352
Stock based compensation		8,562	17,148
(Gain) loss on sale of assets		(17,403)	3,418
Change in fair value contingent consideration		4,396	-
Change in operating assets and liabilities:
Change in operating ROU asset		260,524	-
Share donation		23,450	-
Change in operating ROU liability		(260,524)	-
Accounts and retainage receivable		154,680	(39,654)
Other long term asset		(30,000)	-
Prepaid expenses and other costs		(2,481)	(4,284)
Costs in excess of billings		(2,258)	(28,969)
Income tax payable		-	4,066
Accounts payable and accrued expenses		(207,426)	217,910
Billings in excess of costs		(153,792)	34,354

Net cash (used in) provided by operating activities		(293,894)	126,372

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of fixed assets		(79,912)	(68,628)
Proceeds from disposition of property and equipment		72,638	393
Security deposits		(6,415)	(14,412)

Net cash (used in) investing activities		(13,689)	(82,647)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of convertible debt		147,500	395,000
Proceeds from issuance of notes payable		-	61,062
Net proceeds from line of credit		144,356	-
Repayments on long term debt		-	(351,481)
Repayments on capital leases		(9,985)	(16,619)
Repayments on notes payable		(8,382)	(14,113)

Net cash provided by financing activities		273,489	73,849

Net increase (decrease) in cash and cash equivalents		(34,094)	117,574

Effect of foreign currency translation on cash		3,399	18,704

Cash and cash equivalents -beginning		359,134	455,700

Cash and cash equivalents - ending		$328,439	$591,978

Supplemental disclosure of non-cash investing and financing activities
Common stock issued for acquisition of business	$		$1,177,779
Fair value of net assets acquired in business combination	$		$2,056,344
Beneficial conversion feature		$190,000	$2,214

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

H/CELL ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019 AND 2018 (UNAUDITED)

1.	ORGANIZATION AND LINE OF BUSINESS

H/Cell Energy Corporation (the “Company”) was incorporated in the state of Nevada on August 17, 2015. The Company, based in Dallas, Texas, is a company whose principal operations consist of designing and installing clean energy systems with a focus on hydrogen energy. Effective January 31, 2017, the Company acquired The Pride Group (QLD) Pty Ltd, an Australian company (“Pride”). Founded in 1997, Pride is a provider of security systems integration for a variety of customers in the government and commercial sector and has launched a new clean energy systems division to focus on the high growth renewable energy market in Asia-Pacific. The new clean energy division has generated some revenue and has begun to bid a number of projects. On February 1, 2018, the Company acquired PVBJ Inc. (“PVBJ”) for 444,445 shares of the Company’s common stock with a fair value of $1,177,779 and $221,800 in earn-out liability (see Note 11). Established in 2008, PVBJ is well recognized for the design, installation, maintenance and emergency service of environmental systems both in residential and commercial markets. PVBJ is now expanding into clean energy systems.

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

Basis of Presentation

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and following the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These interim financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the Company’s financial information. These interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or any other interim period or for any other future year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2018, included in the Company’s 2018 Annual Report on Form 10-K filed with the SEC. The balance sheet as of December 31, 2018 has been derived from audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.

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

Accounts Receivable

Accounts receivable are recorded when invoices are issued and are presented in the balance sheet net of the allowance for doubtful accounts. The allowance for doubtful accounts is estimated based on the Company’s historical losses, the existing economic conditions in the construction industry, and the financial stability of its customers. Accounts are written off as uncollectible after collection efforts have failed. In addition, the Company does not generally charge interest on past-due accounts or require collateral. At March 31, 2019 and December 31 2018, there was no allowance for doubtful accounts required.

H/CELL ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019 AND 2018 (UNAUDITED)

Goodwill and Finite-Lived Intangible Assets

Goodwill represents the excess of the aggregate of the following (1) consideration transferred, (2) the fair value of any non-controlling interest in the acquiree, and (3) if the business combination is achieved in stages, the acquisition-date fair value of our previously held equity interest in the acquiree over the net of the acquisition-date amounts of the identifiable assets acquired and the liabilities assumed. Identifiable intangible assets consist primarily of customer lists and relationships, non-compete agreements and technology based intangibles and other contractual agreements. The Company amortizes finite lived identifiable intangible assets over five years, on a straight-line basis to their estimated residual values and periodically reviews them for impairment. Total goodwill and identifiable intangible assets comprised 37% and 41% of the Company’s consolidated total assets at March 31, 2019 and December 31, 2018, respectively.

The Company uses the acquisition method of accounting for all business combinations and does not amortize goodwill. Goodwill is tested for possible impairment annually during the fourth quarter of each fiscal year or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company has the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. If the Company can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company would not need to perform the two-step impairment test for that reporting unit. If the Company cannot support such a conclusion or the Company does not elect to perform the qualitative assessment, then the first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the estimated fair value of the reporting unit exceeds its carrying amount, its goodwill is not impaired and the second step of the impairment test is not necessary. If the carrying amount of the reporting unit exceeds its estimated fair value, then the second step of the goodwill impairment test must be performed. The second step of the goodwill impairment test compares the implied fair value of the reporting unit goodwill with its carrying amount to measure the amount of impairment, if any. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment is recognized in an amount equal to that excess.

The Company performed its annual impairment test for PVBJ in December of 2018. Based on the results of the qualitative testing, there was no impairment. The PVBJ reporting unit exceeded acquisition projections in 2018 and expects to meet future projections.

As of March 31, 2019, the Company had recorded goodwill in the amount of $1,373,621 related to the PVBJ acquisition. The performance of the Company’s fiscal 2018 impairment analysis did not result in an impairment of the Company’s goodwill.

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

H/CELL ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019 AND 2018 (UNAUDITED)

For the three months ended March 31, 2019, the Company recorded other comprehensive income of $18,612 in the condensed consolidated financial statements. For the three months ended March 31, 2018, the Company recorded other comprehensive loss from a translation loss of $10,259 in the condensed consolidated financial statements.

Revenue Recognition

On January 1, 2018, the Company adopted Accounting Standard Update (“ASU”) ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”) using the modified retrospective method applied to those contracts which were not completed as of December 31, 2017. Results for reporting periods beginning January 1, 2018 are presented under ASU 2014-09, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period.

Under ASU 2014-09 requirements, the Company recognizes revenue from the installation or construction of projects and service or short term projects over time using the cost-based input method. The Company accounts for a contract when: (i) it has approval and commitment from both parties, (ii) the rights of the parties are identified, (iii) payment terms are identified, (iv) the contract has commercial substance, and (v) collectability of consideration is probable. The Company considers the start of a project to be when the above criteria have been met and the Company either has written authorization from the customer to proceed or an executed contract. A detailed breakdown of the five step process is as follows:

Identify the Contract with a Customer

The Company receives almost all of its contracts from only two sources, referrals or government bids. In a referral, a client that the Company has an ongoing business relationship refers the Company to perform services. In a government bid, the Company applies to perform services for public projects. The contracts have a pattern of being stand-alone contracts.

Identify the Performance Obligations in the Contract

The performance obligation of the Company is to perform a contractually agreed upon task for the customer. If the contract is stated to provide only contractual service, then the service is considered the only performance obligation. If the contractual service includes design and or engineering in addition to the contract, it is considered a single performance obligation.

Determine the Transaction Price

The nature of the industry involves a number of uncertainties that can affect the current state of the contract. Variable considerations are the estimates made due to a contract modification in the contractual service. Change orders, claims, extras, or back charges are common in contractual services activity as a form of variable consideration. If there is going to be a contract modification, judgment by management will need to be made to determine if the variable consideration is enforceable. The following factors are considered in determining if the variable consideration is enforceable:

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

Once the Company receives a contract, a budget of projected costs is generated for the contract based on the contract price. If the scope of the contract during the contractual period needs to be modified, the Company typically files a change order. The Company does not continue to perform services until the change modification is agreed upon with documentation by both the Company and the customer. There are few times that claims, extras, or back charges are included in the contract.

Allocate the Transaction Price to the Performance Obligations in the Contract

If there are multiple performance obligations to the contract, the costs must be allocated appropriately and consistently to each performance obligation. In the Company’s experience, usually only one performance obligation is stated per contract. If there are multiple services provided for one customer, the Company has a policy of splitting out the services over multiple contracts.

H/CELL ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019 AND 2018 (UNAUDITED)

Recognize Revenue When (or As) the Entity Satisfies a Performance Obligations

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

Disaggregated Revenue

For the three months ended March 31, 2019 and 2018, revenues from contracts with customers summarized by Segment Geography and Revenue Stream were as follows:

	Three Months Ended
	March 31, 2019	March 31, 2018
United States – Service	$514,955	$375,451
Australia – Service	567,121	514,183
United States – Contract	160,000	0
Australia – Contract	462,197	836,690
Total	$1,704,273	$1,726,324

Cash and Cash Equivalents

Cash and cash equivalents includes cash in bank and money market funds as well as other highly liquid investments with an original maturity of three months or less. The Company had no cash equivalents as of March 31, 2019 or December 31, 2018.

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes pursuant to Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

H/CELL ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019 AND 2018 (UNAUDITED)

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

The federal income tax returns of the Company are subject to examination by the IRS, generally for the three years after they are filed. The Company’s 2018, 2017 and 2016 income tax returns are still open for examination by the taxing authorities.

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

Balance at December 31, 2018	$190,736
Payments	-
Adjustments to fair value	4,396
Balance at March 31, 2019	$195,132

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

H/CELL ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019 AND 2018 (UNAUDITED)

Net Income (Loss) Per Common Share

The Company computes basic net income (loss) per share by dividing net income (loss) per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of diluted loss per share excludes dilutive securities for the three months ended March 31, 2019 and 2018 because their inclusion would be anti-dilutive. Dilutive securities for the three months ended March 31, 2019 and 2018 were as follows:

	March 31, 2019	March 31, 2018

Options to purchase common stock	968,500	1,050,000
Convertible debt	1,100,000	800,000
Totals	2,068,500	1,850,000

3.	RELATED PARTY TRANSACTIONS

The Company’s former office space during the year ended December 31, 2018 consisted of approximately 800 square feet, which was donated to it from one of its executive officers. There was no lease agreement and the Company paid no rent.

In April 2018, Rezaul Karim a former director exercised 100,000 options.

In June 2016, the Company entered into a contract with Rezaul Karim, one of its former directors, for the installation of an HC-1 system. The system installation was complete as of March 31, 2018. The system installation generated $31,789 of revenue during the three months ended March 31, 2018. The Company subcontracted the installation of the system to Renewable Energy Holdings LLC (“REH”), a company owned by Mike Strizki, one of the Company’s executive officers. James Strizki, one of the Company’s executive officers, is vice president of operations at REH. There was $31,617 of costs for the three months ended March 31, 2018.

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

There was $19,500 of management fees expensed for the three months ended March 31, 2019 and 2018 to Turquino Equity LLC (Turquino”), a significant shareholder.

H/CELL ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019 AND 2018 (UNAUDITED)

On January 2, 2018, the Company entered into a securities purchase agreement with two of its directors, pursuant to which the Company sold an aggregate principal amount of $400,000 in 12% Convertible Debentures (“2018 Debentures”). On February 8, 2019, the Company and the holders of the 2018 Debentures entered into amendments (the “Amendments”) to the 2018 Debentures. The 2018 Debentures, together with any accrued and unpaid interest, become due and payable on January 2, 2020 (the “2020 Maturity Date”). Interest on the 2018 Debentures accrues at the rate of 12% per annum from January 2, 2018 through the date of the Amendments, and 10% per annum subsequent to the date of the Amendments, payable monthly in cash, beginning on February 1, 2018 and through the 2020 Maturity Date. The 2018 Debentures are convertible into common stock at a conversion price of $0.50 per share at the discretion of the holder, with special provisions applying to any holder whose conversion would result in the holder beneficially owning more than 4.99% of the Company’s common stock. In connection with this convertible note payable, the Company recorded a $395,000 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note using the effective interest method, or until the note is converted or repaid.

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

On February 8, 2019, the Company entered into a securities purchase agreement with two of its directors, pursuant to which the Company sold an aggregate principal amount of $150,000 in 10% Convertible Debentures (“2019 Debentures”). The 2019 Debentures, together with any accrued and unpaid interest, become due and payable on February 8, 2021 (the “2021 Maturity Date”). Interest on the 2019 Debentures accrues at the rate of 10% per annum, payable monthly in cash, beginning on March 1, 2019 and through the 2021 Maturity Date. The 2019 Debentures are convertible into common stock at a conversion price of $0.50 per share at the discretion of the holder, with special provisions applying to any holder whose conversion would result in the holder beneficially owning more than 4.99% of the Company’s common stock. In connection with this convertible note payable, the Company recorded a $97,500 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note using the effective interest method, or until the note is converted or repaid.

4.	SIGNIFICANT CONCENTRATIONS OF CREDIT RISK

Cash is maintained at an authorized deposit-taking institution (bank) incorporated in both the United States and Australia and is insured by the U.S. Federal Deposit Insurance Corporation and Australian Securities & Investments Commission up to $250,000 and approximately $186,000 USD in total, respectively. At March 31, 2019 and December 31, 2018, the balance was fully covered under the $250,000 threshold in the United States. In Australia the balance exceeded the threshold by $34,553 at March 31, 2019 and $133,578 at December 31, 2018.

Credit risk for trade accounts is concentrated as well because substantially all of the balances are receivable from entities located within certain geographic regions. To reduce credit risk, the Company performs ongoing credit evaluations of its customers’ financial conditions, but does not generally require collateral. In addition, at March 31, 2019, approximately 10% of the Company’s accounts receivable was from one customer and, at December 31, 2018, approximately 20% of the Company’s accounts receivable was due from two unrelated customers, each at 10%.

5.	MAJOR CUSTOMERS

During the three months ended March 31, 2019, there was no customers with a concentration of 10% or higher of the Company’s revenue. During the three months ended March 31, 2018, there was one customer with a concentration of 10% or higher of the Company’s revenue at 30%.

H/CELL ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019 AND 2018 (UNAUDITED)

6.	UNCOMPLETED CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts are summarized as follows at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Costs incurred on uncompleted contracts	$931,173	$811,173
Estimated earnings	329,198	469,109
Costs and estimated earnings earned on uncompleted contracts	1,260,371	1,280,282
Billings to date	1,259,446	1,265,475
Costs and estimated earnings in excess of billings on uncompleted contracts	925	14,807
Costs and earnings in excess of billings on completed contracts	5,246	(164,660)
	$6,171	$(149,853)

Costs in excess of billings	$48,052	$45,478
Billings in excess of cost	(41,881)	(195,331)
	$6,171	$(149,853)

7.	LEASES

Operating Leases

For leases with a term of 12 months or less, the Company is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities, and we recognize lease expense for such leases on a straight-line basis over the lease term.

The Company previously entered into two leases for office space in Woombye and Brisbane, Queensland, Australia, both which expired in April 2018. The Company signed new leases in January 2019 for a Dallas, Texas shared office space, which ends in December 2019, and February 2018 for new office space in Kunda Park, Queensland Australia, which started in May 2018 and expires in May 2023. The Company also renewed the Brisbane office space for one year, starting in May 2018. The Company’s office in Downingtown, Pennsylvania is month to month.

On March 25, 2019 the Company signed a lease for new office space in Brisbane, which has a fixed 3% increase annually expiring in March 2025 which includes a renewal period of three years which management is reasonably certain will be exercised. The Company analyzed this lease and determined that this agreement meets the definition of a lease under ASC 842, as it provides management with the exclusive right to direct the use of and obtain substantially all of the economic benefits from the identified leased asset, which is the office space.  Management also analyzed the terms of this arrangement and concluded it should be classified as an operating lease, as none of the criteria were met for finance lease classification. As there was only one identified asset, no allocation of the lease payments was deemed necessary. Management did not incur any initial direct costs associated with this lease. As of the commencement date, which was March 25, 2019, a right to use asset and lease liability of $130,736 was recorded on the condensed consolidated balance sheet based on the present value of payments in the lease agreement. Per review of the lease agreement, there was no variable terms identified and there is no implicit rate stated. Therefore, the Company determined the present value of the future minimum lease payments based on the incremental borrowing rate of the company. The incremental borrowing rate was determined to be 10%, as this is the rate which represents the incremental borrowing rate for the Company, on a collateralized basis, in a similar economic environment with similar payment terms.

The future minimum payments on the office space leases for each of the next seven years and in the aggregate amount to the following:

2019	$61,500
2020	82,855
2021	84,021
2022	85,221
2023	57,125
2024	43,732
2025	11,013
$425,467

Rent expense for each of the three months ended March 31, 2019 and 2018 amounted to approximately $23,000 and is included in “General and Administrative” expenses on the related statements of operations.

H/CELL ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019 AND 2018 (UNAUDITED)

ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset also excludes lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Finance Leases

Under the new leasing standard, ASU 2016-02, Leases (Topic 842), (“ASU 2016-02”), leases that are more than one year in duration are capitalized and recorded on the balance sheet. Some of the Company’s leases, specifically for automobiles and office space, offer an option to extend the term of such leases.

During the three months March 31, 2019, the Company leased equipment under two finance leases, with a net book value of $468,490, which expire in October 2023 and February 2025. During the three months ended March 31, 2018, the Company leased equipment under four capital leases, with a net book value of $165,609. The obligations are payable in monthly installments ranging from approximately $503 to $1,578 with interest rates from 3.0% to 5.57% per annum. The leases are secured by the related equipment.

At March 31, 2019, the Company had 13 finance leases approximate payments to be made on these finance lease obligations are as follows:

2019	$64,040
2020	85,387
2021	77,816
2022	66,445
2023	62,936
Thereafter	59,851

Finance lease obligation	416,475
Less: amounts representing interest	37,802
Current maturities of capital lease obligations	72,510

Finance lease obligations, non-current	$306,163

8.	DEBT

Long-term debt consisted of the following:

Equipment Notes Payable

	March 31, 2019	December 31, 2018
Note payable with monthly payments of $716, including interest at 6.50% per annum through November 2020.	$16,228	$18,707
Note payable with monthly payments of $615.25, including interest at 6.80% per annum through August 2021.	$16,903	$18,383
Note payable with monthly payments of $1,294.50, including interest at 14.72% per annum through March 2023.	$48,103	$50,072
Note payable with monthly payments of $1,063.45, including interest at 5.76% per annum through April 2021.	$16,597	$18,539
Note payable with monthly payments of $946.84 including interest at 6.14% per annum through December 2024.	$-	$54,328
Total:	$97,831	$160,029
Total current portion:	$(32,052)	$(38,991)
Total non-current portion:	$65,779	$121,038

H/CELL ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019 AND 2018 (UNAUDITED)

At March 31, 2019, approximate principal payments to be made on these debt obligations are as follows:

Year ending December 31:	Amount
2019 (remaining)	$32,052
2020	28,478
2021	15,117
2022	12,759
2023	9,425
Thereafter	-
$97,831

Convertible Note Payable

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

On February 8, 2019, the Debentures were amended to reduce the interest rate to 10% and reduce the conversion price to $0.50 (the “Revised Debentures”), providing the issuance of an additional 266,667 shares upon conversion. In conjunction with these amendments, the convertible note was re-evaluated in accordance with ASC 470-50 - Debt Modifications and Extinguishments (“ASC 470”), and it was determined that the change in terms resulted in a substantial modification to the beneficial conversion feature. As a result, the carrying value of the Debentures at the time of the transaction, along with the related beneficial conversion feature, were derecognized and the Revised Debentures were recorded at present value, resulting in a loss on debt extinguishment of $216,460 and a change of $53,000 from the old beneficial conversion feature to the new. As the holders of the Debentures are related parties to the Company, ASC 470 provides for treatment as a capital contribution, whereby the related extinguishment loss will instead be recorded within the Company’s Additional Paid in Capital balance.

In connection with the Revised Debentures, the Company incurred $2,500 of legal fees and recorded a $160,000 beneficial conversion feature, both of which are recorded as a discount on debt and amortized over the life of the note using the effective interest method, or until the note is converted or repaid.

For the three months ended March 31, 2019, the Company incurred interest expense of $36,095, of which $21,301 related to the amortization of the 2018 Debentures debt discount and $1,626 for the 2019 Debentures debt discount. For the three months ended March 31, 2018, the Company incurred interest expense of $14,215, of which $2,214 related to the amortization of the discount for the 2018 Debentures.

H/CELL ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019 AND 2018 (UNAUDITED)

9.	CONTRACT BACKLOG

As of March 31, 2019, the Company had a contract backlog approximating $436,239, with anticipated direct costs to complete approximating $329,198. At December 31, 2018, the Company had a contract backlog approximating $583,392, with anticipated direct costs to completion approximating $452,884.

10.	GOODWILL AND OTHER INTANGIBLES

The tables below present a reconciliation of the Company’s goodwill and intangibles:

Goodwill

Balance at December 31, 2018	$1,373,621
Adjustments	-
Balance at March 31, 2019	$1,373,621

Intangibles – customer list

Balance at December 31, 2018	$83,645
Amortization	5,121
Balance at March 31, 2019	$78,524

The customer list will continue to be amortized at $5,121 a quarter until December 31, 2022. The remaining $1,707 will be amortized in January 2023.

11.	STOCK OPTIONS AWARDS AND GRANTS

A summary of the stock option activity and related information for the 2016 Incentive Stock Option Plan from December 31, 2018 to March 31, 2019 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2018	955,000	0.29	3.40	461,251
Grants	15,000	1.15	4.81	-
Exercised	-	-	-	-
Canceled	(1,500)	0.05	-	(629)
Outstanding at March 31, 2019	968,500	$0.28	3.49	$460,622
Exercisable at March 31, 2019	531,250	$0.28	3.49	$258,090

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s weighted average grant date stock price of $0.3958 per share, which would have been received by the option holders had those option holders exercised their options as of that date. It also includes options granted at exercise prices of $2.00, $1.50, $1.00 and $1.15, which were equal to the closing sales price of the Company’s common stock on the dates of grant.

H/CELL ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019 AND 2018 (UNAUDITED)

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

As of March 31, 2019, there was $48,076 of unrecognized compensation expense. As of March 31, 2018, there was $93,218 of unrecognized compensation expense.

12.	SEGMENT INFORMATION

Our business is organized into two reportable segments: renewable systems integration revenue and non-renewable systems integration revenue. The reporting segments follow the same accounting policies used in the preparation of the Company’s unaudited condensed consolidated financial statements. The following represents selected information for the Company’s reportable segments for the three months ended March 31, 2019 and 2018.

	March 31, 2019	December 31, 2018
Assets by Segment
Renewable systems integration	$1,640,549	$1,540,423
Non-renewable systems integration	2,018,493	1,984,084
	$3,659,042	$3,524,507

	For the Three Months Ended
	March 31, 2019	March 31, 2018
Revenue by segment
Renewable systems integration	$49,514	$31,789
Non-renewable system integration	1,654,759	1,694,535
	$1,704,273	$1,726,324

Cost of sales by segment
Renewable systems integration	$37,785	$31,617
Non-renewable system integration	1,158,653	1,209,413
	$1,196,438	$1,241,030

Operating expenses
Renewable Systems integration	$167,540	$161,692
Non-renewable system Integration	459,012	412,992
	$626,552	$574,684
Operating (loss) income by segment
Renewable Systems integration	$(155,811)	$(161,520)
Non-renewable system Integration	37,094	72,130
	$(118,717)	$(89,390)

H/CELL ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019 AND 2018 (UNAUDITED)

13.	INCOME TAX

For the three months ended March 31, 2019 and 2018, the Company did not record any income tax expense or benefit. No tax benefit has been recorded in relation to the pre-tax loss for the three months ended March 31, 2019 and 2018, due to a full valuation allowance to offset any deferred tax asset related to net operating loss carry forwards attributable to the losses.

14.	NOTE PAYABLE

On August 21, 2018, PVBJ entered into a loan and security agreement (the “Credit Agreement”) with Thermo Communications Funding, LLC (“Thermo”). The Credit Agreement provides for a revolving line of credit in an amount not to exceed $350,000, which is evidenced by a promissory note issued by PVBJ to Thermo (the “Note”). Pursuant to the Credit Agreement, PVBJ granted a security interest to Thermo in all of its assets. In addition, pursuant to a limited recourse guaranty, Andrew Hidalgo, the Company’s Chief Executive Officer personally guaranteed the repayment of the Credit Agreement under certain conditions. Pursuant to the terms of the Credit Agreement, the Company is permitted to borrow up to $350,000 under the revolving credit line, under a borrowing base equal to the lesser of (i) or 85% of Eligible Accounts (as defined in the Credit Agreement). Borrowings under the Credit Agreement may be used for working capital and to refinance certain existing debt of PVBJ. The Credit Agreement contains certain customary representations and warranties, affirmative and negative covenants, and events of default. Principal covenants include a debt service coverage ratio of not less than 1.15 to 1.0, a fixed charge coverage ratio of not less than 1.15 to 1.0, and maintaining a tangible net worth of at least $150,000, excluding intercompany loans to H/Cell. The loan commitment shall expire on August 21, 2020. As of March 31, 2019, the Company was in compliance with these covenants. The interest rate applicable to revolving loans under the Credit Agreement is prime plus 5.0%, subject to a minimum interest rate of 9.5%. The Company paid a loan commitment fee of $7,000, of which $3,500 was paid on closing, and $3,500 will be paid on the first anniversary. The Company will also pay a monthly monitoring fee during the term of the Credit Agreement of 0.33% of the average outstanding balance, payable monthly in arrears. The Company may prepay the Note at any time and terminate the Credit Agreement. In the event that the Company terminates the Credit Agreement, the Company will pay Thermo an early termination fee equal to 4% of the pro rata portion, which pro rata portion is determined by multiplying $350,000 by the number of months prior to the second anniversary of the effective date of the Credit Agreement and then dividing that by 24. The obligations of PVBJ under the Credit Agreement may be accelerated upon the occurrence of an event of default under the Credit Agreement, which includes customary events of default including, without limitation, payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, cross-defaults, bankruptcy and insolvency related defaults, defaults relating to judgments, an ERISA reportable event occurs, a change of control and a change in the Company’s financial condition that could have a material adverse effect on the Company. As of March 31, 2019, funds totaling $120,848 were available for borrowing under the Credit Agreement.

15.	EQUITY PURCHASE AGREEMENT

On March 12, 2019, the Company entered into an equity purchase agreement (the “Equity Purchase Agreement”) and a registration rights agreement (the “Registration Rights Agreement”) with an accredited investor (the “Investor”), pursuant to which the Investor has agreed to purchase from the Company up to $450,000 in shares (the “Shares”) of the Company’s common stock, subject to certain limitations and conditions set forth in the Equity Purchase Agreement.

Under the Equity Purchase Agreement, the Investor has the right, at any time, to purchase Shares by delivering the Company a purchase notice, specifying the number of Shares to be purchased. The purchase price for the Shares under the Equity Purchase Agreement will be 60% of the lowest closing price of the Company’s common stock in the five consecutive trading days preceding the Investor’s receipt of the Shares subject to such equity purchase.

In addition, the Investor has an obligation, to the extent it has not already made voluntary purchases, to purchase up to (i) $200,000 in Shares within 15 Trading Days (as defined in the Equity Purchase Agreement) after the effective date of the Registration Statement (as defined below) and (ii) $450,000 in Shares within 70 Trading Days after the effective date of the Registration Statement.

The Company has the right to reject any purchase notice from the Investor by delivering written notice of such rejection within one trading day after receipt. If the Company rejects any purchase notice, the Investor has no further obligations to purchase Shares under the Equity Purchase Agreement. The Company may terminate the Equity Purchase Agreement at any time by written notice to the Investor in the event of a material breach of the Equity Purchase Agreement by the Investor. In addition, the Equity Purchase Agreement will automatically terminate on the earliest of: (i) the date that the Investor has purchased $450,000 of Shares; (ii) 70 Trading Days after the effective date of the Registration Statement; or (iii) the date the Registration Statement is no longer effective.

H/CELL ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019 AND 2018 (UNAUDITED)

The obligation of the Investor to purchase the Shares is subject to several conditions, including, among other thing, (i) that the Company has an effective registration statement with the SEC registering the Shares for resale, and (ii) that the purchase of the Shares shall not cause the Investor to own more than 9.99% of the outstanding shares of common stock. In connection with the Equity Purchase Agreement, the Company agreed to pay $15,000 of fees to the Investor, of which $10,000 was paid on execution of the Equity Purchase Agreement, and the remaining $5,000 will be paid on the first sale of Shares.

Pursuant to the Registration Rights Agreement, the Company is required to register the Shares on a registration statement (the “Registration Statement”) to be filed with the SEC within 15 calendar days after the Company filed its annual report for the fiscal year ended December 31, 2018. The Company timely filed the Registration Statement with the SEC.

No sales have been made pursuant to the Equity Purchase Agreement as of the date of this quarterly report.

Additionally, on March 12, 2019, the Company agreed to donate 35,000 shares of common stock to the manager of the Investor. The Company recorded value of these shares at the market price and is included in general and administrative expenses.

16.	RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued ASU 2016-02 and issued subsequent amendments to the initial guidance thereafter. This ASU requires an entity to recognize an ROU asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification of the underlying lease as either finance or operating. Similar modifications have been made to lessor accounting in-line with revenue recognition guidance. The amendments also require certain quantitative and qualitative disclosures about leasing arrangements. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The new standard was effective for the Company on January 1, 2019. Entities are required to adopt ASU 2016-02 using a modified retrospective transition method. Full retrospective transition is prohibited. The guidance permits an entity to apply the standard’s transition provisions at either the beginning of the earliest comparative period presented in the financial statements or the beginning of the period of adoption (i.e., on the effective date). The Company adopted the new standard on its effective date.

The new standard provides several optional practical expedients in transition. The Company elected the ‘package of practical expedients’, which permits it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect the use-of hindsight or the practical expedient pertaining to land easements; the latter not being applicable to it. The new standard also provides practical expedients for an entity’s ongoing accounting. The Company elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, the Company will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. The Company also elected the practical expedient not to separate lease and non-lease components for all of its leases in existence at December 31, 2018, which means all consideration that is fixed, or in-substance fixed, relating to the non-lease components will be captured as part of the Company’s lease components for balance sheet purposes. For the three months ended March 31, 2019, the Company recognized additional lease liabilities of $261,047 with corresponding ROU assets of the same amount based on the present value of the remaining minimum rental payments for existing leases on its Condensed Consolidated Balance Sheets. See Note 8, “Leases,” above, for additional lease disclosures.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 eliminates Step 2 as part of the goodwill impairment test. The amount of the impairment charge to be recognized would now be the amount by which the carrying value exceeds the reporting unit’s fair value. The loss to be recognized cannot exceed the amount of goodwill allocated to that reporting unit. The amendments in ASU 2017-04 are effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company has elected to early adopt ASU 2017-04 as of January 1, 2018. The Company has applied the guidance related to ASU 2017-04 during its annual impairment test in the fourth quarter of 2018. An entity should apply the amendments in this update on a prospective basis. An entity is required to disclose the nature of and reason for the change in accounting principle upon transition. That disclosure should be provided in the first annual period and in the interim period within the entity initially adopts the amendments in this update. The Company elected to early adopt this standard in performing their 2018 impairment test.

H/CELL ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019 AND 2018 (UNAUDITED)

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

17.	SUBSEQUENT EVENTS

The Company has evaluated events from March 31, 2019 through the date the financial statements were issued. There were no subsequent events that need disclosure.

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

Results of Operations

For the three months ended March 31, 2019 and the three months ended March 31, 2018

Revenue and Cost of Revenue

We had $1,704,273 of revenue and $1,196,438 for cost of revenue during the three months ended March 31, 2019.

We had $1,726,324 of revenue and $1,241,030 for cost of revenue during the three months ended March 31, 2018, of which $31,789 and $31,617, respectively, was related party.

	For the Three Months Ended
	March 31, 2019	March 31, 2018
Revenue by Segment
Renewable Systems Integration	$49,514	$31,789
Non-renewable Systems Integration	1,654,759	1,694,535
	$1,704,273	$1,726,324

General and Administrative Expenses

During the three months ended March 31, 2019, our general and administrative expenses were $626,552. $167,540 was related to the Renewable Systems Integration segment, which included $37,500 of gross payroll, $26,773 of accounting fees related to audit and consulting fees, $23,450 for share donation, $19,500 of management fees, $12,000 of legal fees, $8,562 of stock based compensation, $8,000 of investment banking fees, $7,265 of dues and subscription fees, which pertained to EDGAR fees and OTC Market annual listing fees, $6,331 of travel and meals, $5,271 of amortization, $5,059 of miscellaneous expenses, $3,207 for insurance, $2,869 of payroll taxes and $1,753 of auto lease.

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

The Non-renewable Systems Integration segment incurred general and administrative expenses during the three months ended March 31, 2019 of $459,012, including management and administrative salaries of $228,614 along with $87,810 of other various employee expenses, such as vacation, sick time, office expenses, training and meals. In addition, automobile expenses totaled $17,238, which included lease and auto allowance. Facilities lease maintenance and utilities totaled $24,961. In addition, we incurred $46,689 for various insurance, other miscellaneous fees of $17,680, $13,300 of payroll tax, $13,006 for telecommunications and information technology, $5,247 of computer services and $4,467 of 401(k) expense.

The Non-renewable Systems Integration segment incurred general and administrative expenses during the three months ended March 31, 2018 of $412,992, including management and administrative salaries of $157,841 along with $65,978 of other various employee expenses, such as vacation and sick time. In addition, automobile expenses totaled $71,452, which included repairs, fuel and auto allowance. Facilities lease totaled $26,994. We incurred $7,183 of travel and entertainment, business meals, investor relations and promotional expenses. Professional fees of $6,145 consisted of legal and accounting fees incurred for tax and human resources advice. Dues and subscription fees were $1,102, which pertained to miscellaneous business subscriptions and renewals. In addition, we incurred depreciation of $27,574, $25,159 for various insurance, other miscellaneous fees of $19,361, $17,154 for telecommunications, $5,156 of 401(k) expense and $4,066 of tax expense.

We incurred $24,921 of other expenses for the three months ended March 31, 2019, including $36,095 of interest expense – related party, $4,396 change in fair value earn-out and $1,833 of interest expense, offset by $17,403 of gain on fixed asset disposal.

We incurred $21,579 of other expenses for the three months ended March 31, 2018, including $14,215 of interest expense – related party, $3,946 of interest expense and $3,418 of loss on fixed asset disposal.

As a result of the foregoing, we had a net loss of $143,638 for the three months ended March 31, 2019, compared to a net loss of $110,969 for the three months ended March 31, 2018.

Liquidity and Capital Resources

As of March 31, 2019, we had a working capital deficit of $48,401, comprised of current assets of $937,897 of accounts receivables, $328,439 of cash and cash equivalents, $92,269 of current right-of-use asset, $48,052 of costs in excess of billings and $18,772 of prepaid expenses. We had $695,997 of accounts payables, $257,659 of current convertible notes payable – related party net of discount, $195,132 of earn out payable, $92,269 of current lease liability, $72,510 of current finance leases payable, $54,071 of sales and withholding tax payable, $41,881 of billings in excess of cost, $32,259 of income tax payable and $32,052 of current notes payable, which made up our current liabilities at March 31, 2019. Other noncurrent liabilities at March 31, 2019 were $172,715 for line of credit, $167,985 of lease liability, $306,163 of long term finance leases and $65,779 of equipment notes payable along with $61,609 of convertible notes payable – related party net of discount.

For the three months ended March 31, 2019, we used $293,894 of cash in operating activities, which represented our net loss of $143,638, $260,524 in change in operating ROU asset, $207,425 of changes in accounts payable, $153,792 of billings in excess of cost, $30,000 in long term asset change, $17,403 of gain on the disposal of fixed assets $2,481 of prepaid expenses and $2,258 of costs in excess of billings, offset by $260,524 in change in operating ROU liability, $154,680 of changes in accounts receivables, $72,015 of depreciation and amortization, $23,450 of share donation, $8,562 in stock based compensation and $4,396 change in fair value contingent consideration.

We used $13,689 from investing activities from the purchase of fixed assets of $79,912 and $6,415 in security deposits less the disposition of fixed assets for $72,638.

We generated $273,489 from financing activities consisted of the issuance of convertible debt for $147,500, net of related costs, less repayments on notes payable of $8,382, less repayments of $9,985 of repayments on capital leases adding back net proceeds from line of credit of $144,356

For the three months ended March 31, 2018, we generated $126,372 of cash in operating activities, which represented our net loss of $110,969 and $217,910 of changes in accounts payable, offset by $33,352 of depreciation and amortization, $39,654 of changes in accounts receivables, $4,284 of prepaid expenses, $28,969 of costs in excess of billings and $34,354 of billings in excess of cost, $17,148 in stock based compensation, $3,418 loss on sale of assets and $4,066 of income tax.

We used $82,647 from investing activities from the purchase of fixed assets of $68,628 and security deposits of $14,412 less the disposition of assets of $393.

We generated $73,849 from financing activities consisted of the issuance of convertible debt for $395,000, net of related costs, less repayments on notes payable of $14,113, adding back proceeds of issuance of notes payable for $61,062 less payments on capital leases of $16,619 and long term debt of $351,481.

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

Other than a line of credit from Thermo Communications Funding, LLC (“Thermo”) and an equity purchase agreement with the Investor discussed below, we presently do not have any available credit, bank financing or other external sources of liquidity. We did not achieve net income from operations for the quarter ended March 31, 2019 or the year ended December 31, 2018 and our operations historically have not been a source of liquidity and we cannot be assured they will be in the near future. We may need to obtain additional capital in order to expand operations and fund our activities. Future financing may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. Even if we are able to raise the funds if required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we may be required to delay, reduce the scope of or eliminate our marketing and business development services.

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

Pursuant to the terms of the Credit Agreement, we are permitted to borrow up to $350,000 under the revolving credit line, under a borrowing base equal to the lesser of (i) or 85% of Eligible Accounts (as defined in the Credit Agreement). Borrowings under the Credit Agreement may be used for working capital and to refinance certain existing debt of PVBJ. The Credit Agreement contains certain customary representations and warranties, affirmative and negative covenants, and events of default. Principal covenants include a debt service coverage ratio of not less than 1.15 to 1.0, a fixed charge coverage ratio of not less than 1.15 to 1.0, and maintaining a tangible net worth of at least $150,000, excluding intercompany loans. As of March 31, 2019, we were in compliance with these covenants.

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

As of March 31, 2019, we had outstanding borrowings of $149,248 under the Credit Agreement, the interest rate was 9.5%, and funds totaling $120,848 were available for borrowing under the Credit Agreement.

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

In addition, the Investor has an obligation, to the extent it has not already made voluntary purchases, to purchase up to (i) $200,000 in Shares within 15 Trading Days (as defined in the Purchase Agreement) after the effective date of the Registration Statement (as defined below) and (ii) $450,000 in Shares within 70 Trading Days after the effective date of the Registration Statement.

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

Pursuant to the Registration Rights Agreement, we were required to register the Shares on a registration statement (the “Registration Statement”) to be filed with the SEC within 15 calendar days after we filed our annual report for the fiscal year ended December 31, 2018. We timely filed the Registration Statement with the SEC.

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

Recent Accounting Pronouncements

Please refer to Note 18 in the accompanying financial statements.

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

Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, as a result of the material weaknesses described below, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not a party to any material legal proceedings or claims.

Item 1A. Risk Factors

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 8, 2019, we entered into a securities purchase agreement with two of our directors, pursuant to which we sold an aggregate principal amount of $150,000 in 10% Convertible Debentures (“Debentures”), convertible into shares of our common stock at a conversion price of $0.50 per share at the discretion of the holder, with special provisions applying to any holder whose conversion would result in the holder beneficially owning more than 4.99% of our common stock. We intend to use the net proceeds for working capital and general corporate purposes.

The issuance of the Debentures was exempt from registration under the Securities Act of 1933, as amended, in reliance upon Section 4(a)(2) of the Securities Act.

On March 12, 2019, we donated 35,000 shares of our common stock to the manager of the investor in connection with the equity purchase agreement we entered into with the investor. The issuance of the shares was exempt from registration under the Securities Act of 1933, as amended, in reliance upon Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from H/Cell Energy Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H/CELL ENERGY CORPORATION

Date: May 15, 2019	By:	/s/ ANDREW HIDALGO
Andrew Hidalgo
Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2019	By:	/s/ MATTHEW HIDALGO
Matthew Hidalgo
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

