Form 10-Q
period 2019-06-30
H/Cell Energy Corp
filed 2019-08-07
CIK 1676580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

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

As of August 6, 2019, there were 7,666,024 shares of registrant’s common stock outstanding.

H/CELL ENERGY CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

H/CELL ENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$313,530	$359,134
Accounts receivable	1,191,224	1,087,381
Prepaid expenses	15,163	16,282
Current right-of-use (ROU) asset	86,018	-
Costs and earnings in excess of billings	14,753	45,478
Total current assets	1,620,688	1,508,275

Property and equipment, net	455,044	476,436
Security deposits and other non-current assets	32,505	32,530
Deferred tax asset	50,000	50,000
Customer lists, net	73,403	83,645
ROU asset	154,378	-
Other long term asset	30,000	-
Goodwill	1,373,621	1,373,621

Total assets	$3,789,639	$3,524,507

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$869,668	$891,354
Earn-out payable	199,679	190,736
Billings in excess of costs and earnings	37,325	195,331
Sales and withholding tax payable	66,489	59,857
Current equipment notes payable	32,230	38,991
Current operating lease liability	86,018	-
Current finance lease payable	73,091	65,265
Current convertible notes payable – related party, net of discounts	257,659	-
Income tax payable	32,442	48,643
Total current liabilities	1,654,601	1,490,177

Noncurrent liabilities
Line of credit	230,415	28,359
Lease operating liability	154,378	-
Finance leases	284,431	232,876
Equipment notes payable	57,083	121,038
Convertible notes payable – related party, net of discounts	105,158	29,122
Total noncurrent liabilities	831,465	411,395

Total liabilities	2,486,066	1,901,572

Commitments and contingencies

Stockholders’ equity
Preferred stock - $0.0001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock - $0.0001 par value; 25,000,000 shares authorized; 7,621,024 and 7,586,024 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	762	758
Additional paid-in capital	2,898,598	2,983,476
Accumulated deficit	(1,534,625)	(1,285,764)
Accumulated other comprehensive loss	(61,162)	(75,535)
Total stockholders’ equity	1,303,573	1,622,935

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$3,789,639	$3,524,507

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

H/CELL ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS – OTHER COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018

Revenue
Construction income	$1,927,921	$2,009,825	$3,632,194	$3,704,360
Related party	-	-	-	31,789
Total revenue	1,927,921	2,009,825	3,632,194	3,736,149

Cost of goods sold
Direct costs	1,309,322	1,253,043	2,505,760	2,462,456
Direct costs – related party	-	-	-	31,617
Total cost of goods sold	1,309,322	1,253,043	2,505,760	2,494,073

Gross profit	618,599	756,782	1,126,434	1,242,076

Operating expenses
General and administrative expenses	631,457	687,831	1,238,509	1,243,015
Management fees – related party	19,500	19,500	39,000	39,000
Total operating expenses	650,957	707,331	1,277,509	1,282,015

Income (loss) from operations	(32,358)	49,451	(151,075)	(39,939)

Other expenses
Interest expense	10,258	10,146	12,091	14,092
Interest expense – related party	58,060	18,676	94,155	32,891
Change in fair value earn-out	4,547	6,738	8,943	6,738
(Gain) loss on fixed asset disposal	-	(64)	(17,403)	3,354
Total other expenses	72,865	35,496	97,786	57,075

Net income (loss)	$(105,223)	$13,955	$(248,861)	$(97,014)

Other comprehensive income (loss), net

Foreign currency translation adjustment	(4,239)	(22,570)	14,373	(32,829)

Comprehensive loss	$(109,462)	$(8,615)	$(234,488)	$(129,843)

Earnings (loss) per share
Basic	$(0.01)	$0.00	$(0.03)	$(0.01)
Diluted	$(0.01)	$0.00	$(0.03)	$(0.01)
Weighted average common shares outstanding
Basic	7,621,024	7,483,980	7,607,295	7,450,235
Diluted	7,621,024	8,819,225	7,607,295	7,450,235

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

H/CELL ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND JUNE 30, 2018

(UNAUDITED)

	Common Stock		Preferred Stock				Accumulated
	Number of Shares	Amount	Number of shares	Amount	Additional Paid-In Capital	Accumulated Income (Deficit)	Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Beginning, January 1, 2019	7,586,024	$758	-	$-	$2,983,476	$(1,285,764)	$(75,535)	$1,622,935

Stock-based compensation	-	-	-	-	8,562	-	-	8,562
Share donation	35,000	4	-	-	23,446	-	-	23,450

Beneficial conversion feature	-	-	-	-	97,500	-	-	97,500

Foreign currency translation adjustment	-	-	-	-	-	-	18,612	18,612

Debt extinguishment	-	-	-	-	(216,460)	-	-	(216,460)

Net loss	-	-	-	-	-	(143,638)	-	(143,638)

Ending, March 31, 2019	7,621,024	$762	-	$-	$2,896,524	$(1,429,402)	$(56,923)	$1,410,961

Stock-based compensation	-	-	-	-	2,074	-	-	2,074

Foreign currency translation adjustment	-	-	-	-	-	-	(4,239)	(4,239)

Net loss	-	-	-	-	-	(105,223)	-	(105,223)

Ending, June 30, 2019	7,621,024	$762	-	$-	$2,898,598	$(1,534,625)	$(61,162)	$1,303,573

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Common Stock		Preferred Stock				Accumulated
	Number of Shares	Amount	Number of shares	Amount	Additional Paid-In Capital	Accumulated Income (Deficit)	Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Beginning, January 1, 2018	7,041,579	$704	-	-	$1,335,656	$(731,754)	$(28,810)	$575,796

Issuance of common stock February 2018, PVBJ Acquisition	444,445	44	-	-	1,183,516	-	-	1,183,560
Stock-based compensation expense	-	-	-	-	17,148	-	-	17,148

Beneficial conversion feature	-	-	-	-	395,000	-	-	395,000

Foreign currency translation adjustment	-	-	-	-	-	-	(10,259)	(10,259)

Net loss	-	-	-	-	-	(110,969)	-	(110,969)

Ending, March 31, 2018	7,486,024	$748	-	$-	$2,931,320	$(842,723)	$(39,069)	$2,050,276

Stock-based compensation	-	-	-	-	17,149	-	-	17,149

Issuance of common stock April 2018, Stock Options	100,000	10	-	-	990	-	-	1,000

Foreign currency translation adjustment	-	-	-	-	-	-	(22,570)	(22,570)

Net income	-	-	-	-	-	13,955	-	13,955

Ending, June 30, 2018	7,586,024	$758	-	$-	$2,949,459	$(828,768)	$(61,639)	$2,059,810

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

H/CELL ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(248,861)	$(97,014)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	161,506	61,130
Stock-based compensation	10,636	34,297
(Gain) loss on sale of assets	(17,403)	3,354
Change in fair value contingent consideration	8,943	6,738
Change in operating assets and liabilities:
Change in operating ROU asset	(241,820)	-
Share donation	23,450	-
Change in operating ROU liability	241,820	-
Accounts and retainage receivable	(106,541)	(541,335)
Other long term asset	(30,000)	-
Prepaid expenses and other costs	1,106	202
Costs in excess of billings	30,761	(10,559)
Accounts payable and accrued expenses	(13,282)	412,271
Billings in excess of costs	(157,908)	5,893

Net cash used in operating activities	(337,593)	(125,023)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of fixed assets	(77,283)	(4,663)
Cash acquired in business acquisition	-	30,408
Security deposits	(377)	(14,144)
Proceeds from disposition of property and equipment	72,638	386

Net cash (used in) provided by investing activities	(5,022)	11,987

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of convertible debt	147,500	395,000
Net proceeds from line of credit	202,056	-
Repayments on capital leases	(31,131)	(31,368)
Repayments on notes payable	(20,643)	(22,273)
Repayments on long-term debt	-	(197,801)
Proceeds related to stock option exercises	-	1,000

Net cash provided by financing activities	297,782	144,558

Net increase (decrease) in cash and cash equivalents	(44,833)	31,522

Effect of foreign currency translation on cash	(771)	(26,684)

Cash and cash equivalents - beginning of period	359,134	455,700

Cash and cash equivalents - end of period	$313,530	$460,538

Supplemental disclosure of non-cash investing and financing activities

Common stock issued for acquisition of business	$-	$1,177,779
Fair value of net assets acquired in business combination	$-	$2,056,344
Beneficial conversion feature	$190,000	$8,891

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

H/CELL ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 AND 2018 (UNAUDITED)

1.	ORGANIZATION AND LINE OF BUSINESS

H/Cell Energy Corporation (the “Company”) was incorporated in the state of Nevada on August 17, 2015. The Company, based in Dallas, Texas, is a company whose principal operations consist of designing and installing clean energy systems with a focus on hydrogen energy. Effective January 31, 2017, the Company acquired The Pride Group (QLD) Pty Ltd, an Australian company (“Pride”). Founded in 1997, Pride is a provider of security systems integration for a variety of customers in the government and commercial sector and has launched a new clean energy systems division to focus on the high growth renewable energy market in Asia-Pacific. The new clean energy division has generated some revenue and has begun to bid a number of projects. On February 1, 2018, the Company acquired PVBJ Inc. (“PVBJ”) for 444,445 shares of the Company’s common stock with a fair value of $1,177,779 and $221,800 in earn-out liability. Established in 2008, PVBJ is well recognized for the design, installation, maintenance and emergency service of environmental systems both in residential and commercial markets. PVBJ is now expanding into clean energy systems.

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

Accounts Receivable

Accounts receivable are recorded when invoices are issued and are presented in the balance sheet net of the allowance for doubtful accounts. The allowance for doubtful accounts is estimated based on the Company’s historical losses, the existing economic conditions in the construction industry, and the financial stability of its customers. Accounts are written off as uncollectible after collection efforts have failed. In addition, the Company does not generally charge interest on past-due accounts or require collateral. At June 30, 2019 and December 31 2018, there was no allowance for doubtful accounts required.

H/CELL ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 AND 2018 (UNAUDITED)

Goodwill and Finite-Lived Intangible Assets

Goodwill represents the excess of the aggregate of the following (1) consideration transferred, (2) the fair value of any non-controlling interest in the acquiree, and (3) if the business combination is achieved in stages, the acquisition-date fair value of our previously held equity interest in the acquiree over the net of the acquisition-date amounts of the identifiable assets acquired and the liabilities assumed. Identifiable intangible assets consist primarily of customer lists and relationships, non-compete agreements and technology based intangibles and other contractual agreements. The Company amortizes finite lived identifiable intangible assets over five years, on a straight-line basis to their estimated residual values and periodically reviews them for impairment. Total goodwill and identifiable intangible assets comprised 38% and 41% of the Company’s consolidated total assets at June 30, 2019 and December 31, 2018, respectively.

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

As of June 30, 2019, the Company had recorded goodwill in the amount of $1,373,621 related to the PVBJ acquisition. The performance of the Company’s fiscal 2018 impairment analysis did not result in an impairment of the Company’s goodwill.

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

H/CELL ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 AND 2018 (UNAUDITED)

For the three and six months ended June 30, 2019, the Company recorded other comprehensive loss and income of $4,239 and $14,373, respectively, in the condensed consolidated financial statements. For the three and six months ended June 30, 2018, the Company recorded other comprehensive loss from a translation loss of $22,570 and $32,829, respectively, in the condensed consolidated financial statements.

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

JUNE 30, 2019 AND 2018 (UNAUDITED)

Recognize Revenue When (or As) the Entity Satisfies a Performance Obligations

The Company uses the total costs incurred on the project relative to the total expected costs to satisfy the performance obligation. The input method involves measuring the resources consumed, labor hours expended, costs incurred, time lapsed, or machine hours used relative to the total expected inputs to the satisfaction of the performance obligation. Costs incurred prior to actual contract (i.e. design, engineering, procurement of material, etc.) should not be recognized as the client does not have control of the good/service provided. When the estimate on a contract indicates a loss, or claims against costs incurred reduce the likelihood of recoverability of such costs, the Company records the entire estimated loss in the period the loss becomes known. Project contracts typically provide for a schedule of billings or invoices to the customer based on the Company’s job to date percentage of completion of specific tasks inherent in the fulfillment of its performance obligation(s). The schedules for such billings usually do not precisely match the schedule on which costs are incurred. As a result, contract revenue recognized in the statement of operations can and usually does differ from amounts that can be billed or invoiced to the customer at any point during the contract. Amounts by which cumulative contract revenue recognized on a contract as of a given date exceed cumulative billings and unbilled receivables to the customer under the contract represent contract assets and liabilities and are reflected as a current asset in the Company’s balance sheet under the captions “Costs and estimated earnings in excess of billings” and “Unbilled accounts receivable.” Amounts by which cumulative billings to the customer under a contract as of a given date exceed cumulative contract revenue recognized on the contract are reflected as a current liability in the Company’s balance sheet under the caption “Billings in excess of costs and estimated earnings.”

Disaggregated Revenue

For the three and six months ended June 30, 2019 and 2018, revenues from contracts with customers summarized by Geography and Revenue Stream were as follows:

	Three Months Ended
	June 30, 2019	June 30, 2018
United States – Service	$747,070	$707,171
Australia – Service	570,439	540,535
United States – Contract	0	0
Australia – Contract	610,412	762,119
Total	$1,927,921	$2,009,825

	Six Months Ended
	June 30, 2019	June 30, 2018
United States – Service	$1,262,025	$1,013,558
Australia – Service	1,149,956	1,060,655
United States – Contract	160,000	31,789
Australia – Contract	1,060,213	1,630,147
Total	$3,632,194	$3,736,149

Cash and Cash Equivalents

Cash and cash equivalents includes cash in bank and money market funds as well as other highly liquid investments with an original maturity of three months or less. The Company had no cash equivalents as of June 30, 2019 or December 31, 2018.

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

JUNE 30, 2019 AND 2018 (UNAUDITED)

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

H/CELL ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 AND 2018 (UNAUDITED)

The table below presents a reconciliation of the fair value of the Company’s contingent earn-out obligations that use significant unobservable inputs (Level 3).

Balance at December 31, 2018	$190,736
Payments	-
Adjustments to fair value	8,943
Balance at June 30, 2019	$199,679

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

Net Income (Loss) Per Common Share

The Company computes basic net income (loss) per share by dividing net income (loss) per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of diluted loss per share excludes dilutive securities, because their inclusion would be anti-dilutive. Dilutive securities for the periods presented are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Options to purchase common stock	425,000	-	425,000	100,000
Convertible debt	1,100,000	900,000	1,100,000	900,000
Totals	1,525,000	900,000	1,525,000	1,000,000

3.	RELATED PARTY TRANSACTIONS

The Company’s former office space during the year ended December 31, 2018 consisted of approximately 800 square feet, which was donated to it from one of its executive officers. There was no lease agreement and the Company paid no rent.

In April 2018, Rezaul Karim a former director exercised 100,000 options.

In June 2016, the Company entered into a contract with Rezaul Karim, one of its former directors, for the installation of an HC-1 system. The system installation was complete as of June 30, 2018. The system installation generated $31,789 of revenue during the six months ended June 30, 2018. The Company subcontracted the installation of the system to Renewable Energy Holdings LLC (“REH”), a company owned by Mike Strizki, one of the Company’s executive officers. James Strizki, one of the Company’s executive officers, is vice president of operations at REH. There was $31,617 and $0 of costs for the six months ended June 30, 2018 and 2019, respectively. There was no revenue or costs for the three months ended June 30, 2019 or 2018.

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

H/CELL ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 AND 2018 (UNAUDITED)

There was $19,500 of management fees expensed for the three months ended June 30, 2019 and 2018 to Turquino Equity LLC (Turquino”), a significant shareholder and $39,000 for each of the six months ended June 30, 2019 and 2018.

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

Cash is maintained at an authorized deposit-taking institution (bank) incorporated in both the United States and Australia and is insured by the U.S. Federal Deposit Insurance Corporation and Australian Securities & Investments Commission up to $250,000 and approximately $186,000 USD in total, respectively. At June 30, 2019 and December 31, 2018, the balance was fully covered under the $250,000 threshold in the United States. In Australia, the balance exceeded the threshold by $54,092 at June 30, 2019 and $133,578 at December 31, 2018.

Credit risk for trade accounts is concentrated as well because substantially all of the balances are receivable from entities located within certain geographic regions. To reduce credit risk, the Company performs ongoing credit evaluations of its customers’ financial conditions, but does not generally require collateral. In addition, at June 30, 2019, approximately 31% of the Company’s accounts receivable was due from two unrelated customers at 18% and 13%. At December 31, 2018, approximately 20% of the Company’s accounts receivable was due from two unrelated customers, each at 10%.

5.	MAJOR CUSTOMERS

During the three months ended June 30, 2019, there were two customers with a concentration of 10% or higher of the Company's revenue at 11% and 13%, and during the six months ended June 30, 2019, there were two customers at 15% and 12%. There were two unrelated customers with a concentration of 10% or higher 16%, and 15%, for the three months ended June 30, 2018, and three unrelated customers for the six months ended June 30, 2018 at 21%, and two at 11%.

H/CELL ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 AND 2018 (UNAUDITED)

6.	UNCOMPLETED CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts are summarized as follows at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Costs incurred on uncompleted contracts	$504,698	$811,173
Estimated earnings	353,079	469,109
Costs and estimated earnings earned on uncompleted contracts	857,777	1,280,282
Billings to date	814,819	1,265,475
Costs and estimated earnings in excess of billings on uncompleted contracts	42,958	14,807
Costs and earnings in excess of billings on completed contracts	(65,530)	(164,660)
	$(22,572)	$(149,853)

Costs in excess of billings	$14,753	$45,478
Billings in excess of cost	(37,325)	(195,331)
	$(22,572)	$(149,853)

7.	LEASES

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

On March 25, 2019, the Company signed a lease for new office space in Brisbane, which has a fixed 3% increase annually expiring in March 2025 which includes a renewal period of three years that management is reasonably certain will be exercised. The Company analyzed this lease and determined that this agreement meets the definition of a lease under ASU 2016-02 as it provides management with the exclusive right to direct the use of and obtain substantially all of the economic benefits from the identified leased asset, which is the office space. Management also analyzed the terms of this arrangement and concluded it should be classified as an operating lease, as none of the criteria were met for finance lease classification. As there was only one identified asset, no allocation of the lease payments was deemed necessary. Management did not incur any initial direct costs associated with this lease. As of the commencement date, which was March 25, 2019, a ROU asset and lease liability of $130,736 was recorded on the condensed consolidated balance sheet based on the present value of payments in the lease agreement. Per review of the lease agreement, there was no variable terms identified and there is no implicit rate stated. Therefore, the Company determined the present value of the future minimum lease payments based on the incremental borrowing rate of the Company. The incremental borrowing rate was determined to be 10%, as this is the rate which represents the incremental borrowing rate for the Company, on a collateralized basis, in a similar economic environment with similar payment terms.

H/CELL ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 AND 2018 (UNAUDITED)

The future minimum payments on operating leases for each of the next five years and in the aggregate amount to the following:

2019	$44,100
2020	64,965
2021	66,006
2022	66,847
2023	39,990
Thereafter	38,325
Total lease payments	319,963
Less: present value discount	(79,567)
Total operating lease liabilities	$240,396

The weighted-average remaining term of the Company’s operating leases was 4.7 years and the weighted-average discount rate used to measure the present value of the Company’s operating lease liabilities was 8.83% as of June 30, 2019.

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

In determining the discount rate to use in calculating the present value of lease payments, the Company estimates the rate of interest it would pay on a collateralized loan with the same payment terms as the lease by utilizing bond yields traded in the secondary market to determine the estimated cost of funds for the particular tenor.

Finance Leases

At June 30, 2019, the Company had 13 finance leases with an aggregate net book value of $357,522. The obligations are payable in monthly installments ranging from approximately $503 to $1,578 with interest rates from 3.0% to 5.57% per annum. The leases are secured by the related equipment. Approximate payments to be made on these finance lease obligations are as follows:

2019	$42,694
2020	85,387
2021	77,450
2022	66,445
2023	62,574
Thereafter	57,250

Finance lease obligation	391,800
Less: amounts representing interest	34,278
Current maturities of capital lease obligations	73,091
Finance lease obligations, non-current	$284,431

H/CELL ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 AND 2018 (UNAUDITED)

8.	DEBT

Long-term debt consisted of the following:

Equipment Notes Payable

	June 30, 2019	December 31, 2018
Note payable with monthly payments of $716, including interest at 6.50% per annum through November 2020.	$14,293	$18,707
Note payable with monthly payments of $615.25, including interest at 6.80% per annum through August 2021.	$15,343	$18,383
Note payable with monthly payments of $1,294.50, including interest at 14.72% per annum through March 2023.	$45,304	$50,072
Note payable with monthly payments of $1,063.45, including interest at 5.76% per annum through April 2021.	$14,373	$18,539
Note payable with monthly payments of $946.84 including interest at 6.14% per annum through December 2024.	$-	$54,328
Total:	$89,313	$160,029
Total current portion:	$(32,230)	$(38,991)
Total non-current portion:	$57,083	$121,038

As of June 30, 2019, approximate principal payments to be made on these debt obligations are as follows:

Year ending December 31:	Amount
2019	$15,719
2020	32,831
2021	17,831
2022	9,242
2023	13,690
Thereafter	-
Notes payable obligation	89,313

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

On February 8, 2019, the Debentures were amended to reduce the interest rate to 10% and reduce the conversion price to $0.50 (the “Revised Debentures”), providing the issuance of an additional 266,667 shares upon conversion. In conjunction with these amendments, the convertible note was re-evaluated in accordance with ASC 470-50 - Debt Modifications and Extinguishments (“ASC 470”), and it was determined that the change in terms resulted in a substantial modification to the beneficial conversion feature. As a result, the carrying value of the Debentures at the time of the transaction, along with the related beneficial conversion feature, were derecognized and the Revised Debentures were recorded at present value, resulting in a loss on debt extinguishment of $269,793. Of this amount, $53,333 represented the historical beneficial conversion feature and has been treated as a debt discount and is being amortized over the life of the Revised Debentures using the effective interest method. As the holders of the Debentures are related parties to the Company, ASC 470 provides for treatment as a capital contribution, whereby the related extinguishment loss will instead be recorded within the Company’s Additional Paid in Capital balance. In connection with the Revised Debentures, the Company incurred $2,500 of legal fees and recorded a $160,000 beneficial conversion feature, both of which are recorded as a discount on debt and amortized over the life of the note using the effective interest method, or until the note is converted or repaid.

H/CELL ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 AND 2018 (UNAUDITED)

For the three and six months ended June 30, 2019, the Company incurred interest expense of $58,060 and $94,155, respectively. $36,694 related to the amortization of the 2018 Debentures debt discount and $7,614 for the 2019 Debentures debt discount for the three months ended June 30, 2019 and $57,995 related to the amortization of the 2018 Debentures and $9,240 for the 2019 Debentures for the six months ended June 30, 2019. For the three and six months ended June 30, 2018, the Company incurred interest expense of $18,676 and $32,891 respectively of which $4,177 related to the amortization of the discount for the 2018 Debentures for the three months ended June 30, 2018 and $8,892 for the six months ended June 30, 2018.

9.	CONTRACT BACKLOG

As of June 30, 2019, the Company had a contract backlog approximating $451,022, with anticipated direct costs to complete approximating $353,079. At December 31, 2018, the Company had a contract backlog approximating $583,392, with anticipated direct costs to completion approximating $452,884.

10.	GOODWILL AND OTHER INTANGIBLES

The tables below present a reconciliation of the Company’s goodwill and intangibles:

Goodwill

Balance at December 31, 2018	$1,373,621
Adjustments	-
Balance at June 30, 2019	$1,373,621

Intangibles – customer list

Balance at December 31, 2018	$83,645
Amortization	10,242
Balance at June 30, 2019	$73,403

The customer list will continue to be amortized at $5,121 every quarter until December 31, 2022. The remaining $1,707 will be amortized in January 2023.

11.	STOCK OPTIONS AWARDS AND GRANTS

A summary of the stock option activity and related information for the 2016 Incentive Stock Option Plan from December 31, 2018 to June 30, 2019 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2018	955,000	0.29	2.40	488,000
Grants	15,000	1.15	4.81	-
Exercised	-	-	-	-
Canceled	(21,500)	0.05	-	-
Outstanding at June 30, 2019	948,500	$0.28	4.15	-
Exercisable at June 30, 2019	425,000	$0.28	1.91	$420,750

H/CELL ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 AND 2018 (UNAUDITED)

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

As of June 30, 2019, there was $23,980 of unrecognized compensation expense. As of December 31, 2018, there was $56,745 of unrecognized compensation expense.

12.	SEGMENT INFORMATION

Our business is organized into two reportable segments: renewable systems integration revenue and non-renewable systems integration revenue. The reporting segments follow the same accounting policies used in the preparation of the Company’s unaudited condensed consolidated financial statements.

	June 30, 2019	December 31, 2018
Assets by Segment
Renewable systems integration	$1,545,458	$1,540,423
Non-renewable systems integration	2,244,181	1,984,084
	$3,789,639	$3,524,507

The following represents selected information for the Company’s reportable segments for the three and six months ended June 30, 2019 and 2018.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Revenue by segment
Renewable systems integration	$81,721	$-	$126,235	$31,789
Non-renewable system integration	$1,846,200	2,009,825	3,505,959	3,704,360
	$1,927,921	$2,009,825	$3,632,194	$3,736,149

Cost of sales by segment
Renewable systems integration	$80,186	$-	$117,971	$31,617
Non-renewable system integration	1,229,136	1,253,043	2,387,789	2,462,456
	$1,309,322	$1,253,043	$2,505,760	$2,494,073

Operating expenses
Renewable systems integration	$148,152	$137,007	$315,692	$298,699
Non-renewable system integration	502,805	570,324	961,817	983,316
	$650,957	$707,331	$1,277,509	$1,282,015

Operating (loss) income by segment
Renewable systems integration	$(146,617)	$(137,007)	$(307,428)	$(298,527)
Non-renewable system integration	114,259	186,458	156,353	258,588
	$(32,358)	$49,451	$(151,075)	$(39,939)

H/CELL ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 AND 2018 (UNAUDITED)

13.	INCOME TAX

For the three and six months ended June 30, 2019 and 2018, the Company did not record any income tax expense or benefit. No tax benefit has been recorded in relation to the pre-tax income for the three months ended June 30, 2018 and loss for the six months ended June 30, 2018, due to a full valuation allowance to offset any deferred tax asset related to net operating loss carry forwards attributable to the losses.

14.	NOTE PAYABLE

On August 21, 2018, PVBJ entered into a loan and security agreement (the “Credit Agreement”) with Thermo Communications Funding, LLC (“Thermo”). The Credit Agreement provides for a revolving line of credit in an amount not to exceed $350,000, which is evidenced by a promissory note issued by PVBJ to Thermo (the “Note”). Pursuant to the Credit Agreement, PVBJ granted a security interest to Thermo in all of its assets. In addition, pursuant to a limited recourse guaranty, Andrew Hidalgo, the Company’s Chief Executive Officer personally guaranteed the repayment of the Credit Agreement under certain conditions. Pursuant to the terms of the Credit Agreement, the Company is permitted to borrow up to $350,000 under the revolving credit line, under a borrowing base equal to the lesser of (i) or 85% of Eligible Accounts (as defined in the Credit Agreement). Borrowings under the Credit Agreement may be used for working capital and to refinance certain existing debt of PVBJ. The Credit Agreement contains certain customary representations and warranties, affirmative and negative covenants, and events of default. Principal covenants include a debt service coverage ratio of not less than 1.15 to 1.0, a fixed charge coverage ratio of not less than 1.15 to 1.0, and maintaining a tangible net worth of at least $150,000, excluding intercompany loans to H/Cell. The loan commitment shall expire on August 21, 2020. As of June 30, 2019, the Company was in compliance with these covenants. The interest rate applicable to revolving loans under the Credit Agreement is prime plus 5.0%, subject to a minimum interest rate of 9.5%. The Company paid a loan commitment fee of $7,000, of which $3,500 was paid on closing, and $3,500 will be paid on the first anniversary. The Company will also pay a monthly monitoring fee during the term of the Credit Agreement of 0.33% of the average outstanding balance, payable monthly in arrears. The Company may prepay the Note at any time and terminate the Credit Agreement. In the event that the Company terminates the Credit Agreement, the Company will pay Thermo an early termination fee equal to 4% of the pro rata portion, which pro rata portion is determined by multiplying $350,000 by the number of months prior to the second anniversary of the effective date of the Credit Agreement and then dividing that by 24. The obligations of PVBJ under the Credit Agreement may be accelerated upon the occurrence of an event of default under the Credit Agreement, which includes customary events of default including, without limitation, payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, cross-defaults, bankruptcy and insolvency related defaults, defaults relating to judgments, an ERISA reportable event occurs, a change of control and a change in the Company’s financial condition that could have a material adverse effect on the Company. As of June 30, 2019, funds totaling $119,585 were available for borrowing under the Credit Agreement.

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

H/CELL ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 AND 2018 (UNAUDITED)

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

On June 24, 2019, the Company provided written notice to Investor that the Company elected to terminate the Equity Agreement, effective immediately.

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

The new standard provides several optional practical expedients in transition. The Company elected the ‘package of practical expedients’, which permits it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect the use-of hindsight or the practical expedient pertaining to land easements; the latter not being applicable to it. The new standard also provides practical expedients for an entity’s ongoing accounting. The Company elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, the Company will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. The Company also elected the practical expedient not to separate lease and non-lease components for all of its leases in existence at December 31, 2018, which means all consideration that is fixed, or in-substance fixed, relating to the non-lease components will be captured as part of the Company’s lease components for balance sheet purposes. For the six months ended June 30, 2019, the Company recognized additional lease liabilities of $261,047 with corresponding ROU assets of the same amount based on the present value of the remaining minimum rental payments for existing leases on its Condensed Consolidated Balance Sheets. See Note 7, “Leases,” above, for additional lease disclosures.

H/CELL ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 AND 2018 (UNAUDITED)

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

On July 9, 2019, the Company entered into an equity financing agreement (the “Purchase Agreement”) and a registration rights agreement (the “Registration Rights Agreement”) with GHS Investments LLC (“GHS”), pursuant to which GHS has agreed to purchase from the Company up to $3,000,000 in shares (the “Shares”) of the Company’s common stock, subject to certain limitations and conditions set forth in the Purchase Agreement. Additionally, the Company issued 30,000 shares to GHS as a commitment fee.

Under the Purchase Agreement, the Company has the right, from time to time at its sole discretion and subject to certain conditions, to direct GHS to purchase shares of common stock on any business day (a “Put”), provided that at least ten trading days has passed since the most recent Put. The purchase price of shares of common stock pursuant to the Purchase Agreement will be 80% of the lowest trading price of the common stock during the 10 trading days prior to the Put (the “Pricing Period”). Such sales of common stock by the Company, if any, may occur from time to time, at the Company’s option, over the 24-month period commencing on July 31, 2019.

The number of Shares that the Company may direct GHS to purchase per Put is limited by the average daily trading volume of the common stock prior to the Put, as follows:

i.	If between zero (0) to fifteen thousand (15,000) Shares are traded on average per day during the Pricing Period, the relevant Put shall be capped to fifteen thousand (15,000) Shares;
ii.	If between fifteen thousand and one (15,001) Shares to thirty thousand (30,000) Shares are traded on average per day, the relevant Put shall be capped to thirty thousand (30,000) Shares;
iii.	If between thirty thousand and one (30,001) Shares to sixty thousand (60,000) Shares are traded on average per day, the relevant Put shall be capped to sixty thousand (60,000) Shares;
iv.	If between sixty thousand and one (60,001) Shares to one hundred and fifty thousand (150,000) Shares are traded on average per day, the relevant Put shall be capped to one hundred and fifty thousand (150,000) Shares; and
v.	If the average daily traded volume for the Pricing Period is equal to or greater than one hundred fifty thousand and one (150,001) Shares, then the relevant Put shall be limited to an amount which equals two times (2x) the average daily volume for the Shares during the Pricing Period.

In all instances, the Company may not sell shares of its common stock to GHS under the Purchase Agreement if it would result in GHS beneficially owning more than 4.99% of the Company’s common stock. In addition, no Put can be made in an amount that exceeds $400,000. Subsequent to June 30, 2019, the Company sold 15,000 shares to GHS under the Purchase Agreement for gross proceeds of $7,473.

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

Results of Operations

For the Three Months Ended June 30, 2019 and 2018

Revenue and Cost of Revenue

We had $1,927,921 of revenue and $1,309,322 for cost of revenue during the three months ended June 30, 2019, respectively, and we had $2,009,825 of revenue and $1,253,043 for cost of revenue during the three months ended June 30, 2018, respectively.

	For the Three Months Ended
	June 30, 2019	June 30, 2018
Revenue by segment
Renewable systems integration	$81,721	$-
Non-renewable system integration	1,846,200	2,009,825
	$1,927,921	$2,009,825

General and Administrative Expenses

During the three months ended June 30, 2019, our general and administrative expenses were $650,957. $148,152 was related to the renewable systems integration segment including corporate expenses as follows: $61,028 of legal and accounting fees, $40,369 of gross payroll and payroll taxes, $19,500 of management disbursements, $8,518 of consulting/dues and subscription fees, which pertained to EDGAR fees and OTC Market annual listing fees, $5,271 in amortization of intangible assets, $4,674 of directors and officers insurance liability, $2,074 of stock-based compensation and $6,718 of miscellaneous expenses.

The non-renewable systems integration segment incurred general and administrative expenses during the three months ended June 30, 2019 of $502,805, including management and administrative salaries of $243,939 along with $105,627 of other various employee expenses, such as vacation/sick time, retirement benefits and payroll tax. In addition, automobile allowance and rent expense totaled $15,010. Various insurances totaled $49,176. Rent expense and maintenance totaled $26,018. We also incurred telecommunications charges of $15,742. In addition, we incurred $14,258 for various dues and subscriptions, $11,689 of meals/entertainment and office expense, $3,053 in advertising, $2,774 in legal fees, $2,000 in corporate tax and $13,519 in miscellaneous expenses.

During the three months ended June 30, 2018, our general and administrative expenses were $707,331. $137,007 was related to the renewable systems integration segment including corporate expenses as follows: $41,325 of gross payroll and payroll taxes, $34,747 of legal and accounting fees, $19,500 of management disbursements, $17,149 of stock-based compensation, $7,928 of consulting/dues and subscription fees, which pertained to EDGAR fees and OTC Market annual listing fees, $5,271 in amortization of intangible assets, directors and officers insurance liability of $4,258 and $6,829 of miscellaneous expenses.

The non-renewable systems integration segment incurred general and administrative expenses during the three months ended June 30, 2018 of $570,324, including management and administrative salaries of $241,953 along with $110,614 of other various employee expenses, such as vacation and sick time. In addition, automobile expenses totaled $68,517, which included repairs, fuel and auto allowance. Insurance totaled $47,868. Rent expense totaled $20,997. Professional fees of $8,347 consisted of legal and accounting fees incurred for tax and human resources advice. We also incurred telecommunications charges of $12,211 and computer expenses of $4,706. In addition, we incurred other miscellaneous fees of $15,041 and depreciation of $40,070.

We incurred $72,865 of other expenses for the three months ended June 30, 2019, including $58,060 of interest expense – related party, $10,258 of interest expense and $4,547 change in fair value earn-out.

We incurred $35,496 of other expenses for the three months ended June 30, 2018, including $18,676 of interest expense – related party, $10,146 of interest expense and $6,738 change in fair value earn-out offset by $64 gain on fixed asset disposal.

As a result of the foregoing, we had a net loss of $105,223 for the three months ended June 30, 2019, compared to net income of $13,955 for the three months ended June 30, 2018.

For the Six Months Ended June 30, 2019 and 2018

Revenue and Cost of Revenue

For the six months ended June 30, 2019, we had $3,632,194 of revenue and $2,505,760 of cost of revenue, respectively, and for the six months ended June 30, 2018, we had $3,736,149 of revenue and $2,494,073 of cost of revenue, respectively, of which $31,789 and $31,617, respectively, was related party.

	For the Six Months Ended
	June 30, 2019	June 30, 2018
Revenue by segment
Renewable systems integration	$126,235	$31,789
Non-renewable system integration	$3,505,959	3,704,360
	$3,632,194	$3,736,149

General and Administrative Expenses

During the six months ended June 30, 2019, our general and administrative expenses were $1,277,509. $315,692 was related to the renewable systems integration segment including corporate expenses, consisting of: $80,738 of gross payroll and payroll tax, $68,301 of accounting fees related to audit, consulting and acquisition costs, $39,000 of management disbursements, $34,000 of legal fees, $23,450 for a share donation, $15,783 of consulting/dues and subscription fees, which pertained to EDGAR fees, OTC Market annual listing fees, and transfer agent fees, $10,636 of stock-based compensation, $10,542 of amortization of intangible assets, $8,964 of travel and meals, $8,000 of investment banking fees, directors and officers insurance liability of $7,542 and $8,736 of miscellaneous expenses.

The non-renewable systems integration segment incurred general and administrative expenses during the six months ended June 30, 2019 of $961,817, including management and administrative salaries of $472,553 along with $194,132 of other various employee expenses, such as vacation/sick time, retirement benefits and payroll tax. In addition, auto allowance and lease totaled $31,044. Facilities lease and maintenance totaled $52,163. In addition various business and health insurances totaled $100,298, $46,527 of computer and telecommunications and safety, $20,935 of travel/meals and office expense, $9,312 of licenses and training, $5,500 of professional fees for legal and accounting services and $29,353 of miscellaneous costs.

During the six months ended June 30, 2018, our general and administrative expenses were $1,282,015. $298,699 was related to the renewable systems integration segment including corporate expenses, consisting of: $80,738 of gross payroll and payroll tax, $57,960 of accounting fees related to audit, consulting and acquisition costs, $39,050 of legal fees, $39,000 of management disbursements, $34,297 of stock-based compensation, $14,872 of consulting/dues and subscription fees, which pertained to EDGAR fees, OTC Market annual listing fees, and transfer agent fees, directors and officers insurance liability of $9,460, $8,835 of amortization of intangible assets, $5,526 of travel and $6,479 of miscellaneous expenses.

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

We incurred $97,786 of other expenses for the six months ended June 30, 2019, including $94,155 of interest expense – related party, $12,091 of interest expense and $8,943 change in fair value earn-out offset by $17,403 of gain on fixed asset disposal.

We incurred $57,075 of other expenses for the six months ended June 30, 2018, including $32,891 of interest expense – related party, $14,092 of interest expense, $6,738 change in fair value earn-out and $3,354 loss on fixed asset disposal.

As a result of the foregoing, we had net losses of $248,861 and $97,014 for the six months ended June 30, 2019 and 2018, respectively.

Liquidity and Capital Resources

As of June 30, 2019, we had negative working capital of $33,913, comprised of $1,191,224 of accounts receivables, $313,530 of cash and cash equivalents, $86,018 of current right of use assets, $15,163 of prepaid expenses and $14,753 of costs in excess of billings offset by $869,668 of accounts payables and accrued expenses, $257,659 of current convertible notes payable – related party, net of discount, $199,679 of earn out payable, $86,018 of current operating lease liability, $73,091 of current finance leases payable, $66,489 of sales and withholding tax payable, $37,325 of billings in excess of cost, $32,442 of income tax payable and $32,230 of current notes payable, which made up current liabilities at June 30, 2019. Other non-current assets included $1,373,621 in goodwill, $455,044 of property and equipment, $154,378 of right of use asset, $73,403 of customer list, $50,000 of a deferred tax asset, $32,505 of security deposits and $30,000 in other long term assets. Other non-current liabilities included $284,431 in finance leases, $230,415 in line of credit, $154,378 in operating lease liability, $105,158 in convertible notes payable – related party, net of discounts and $57,083 of equipment notes payable.

For the six months ended June 30, 2019, we used $337,593 of cash in operating activities, which represented our net loss of $248,861, $241,820 of change in operating right of use asset, $157,908 of billings in excess of cost, $106,541 of accounts and retainage receivables, $30,000 in other long term asset, $17,403 of gain on sale of assets and $13,282 of accounts payable and accrued expenses, offset by $241,820 of change in operating right of use liability, $161,506 of depreciation and amortization, $30,761 of costs in excess of billings, $23,450 in share donation, $10,636 of stock-based compensation, $8,943 in change in fair value contingent consideration and $1,106 of prepaid expenses.

For the six months ended June 30, 2018, we used $125,023 of cash in operating activities, which represented our net loss of $97,014 and $412,271 of changes in accounts payable and accrued expenses offset by $61,130 of depreciation and amortization, $3,354 of loss on sale of assets, $6,738 in change in fair value contingent consideration, $5,893 of billings in excess of cost and $34,297 of stock-based compensation offset by $541,335 of changes in accounts receivables, $202 of prepaid expenses and $10,559 of costs in excess of billings.

For the six months ended June 30, 2019, we used $5,022 in investing activities relating to the purchase of fixed assets of $77,283 and security deposits of $377 offset by $72,638 of proceeds from the disposition of property and equipment.

For the six months ended June 30, 2018, we generated $11,987 in investing activities relating to the purchase of fixed assets of $4,663 and security deposits of $14,144 offset by $386 of proceeds from the disposition of property and equipment and $30,408 of cash acquired in business acquisition.

For the six months ended June 30, 2019, we generated $297,782 in financing activities relating to $202,056 of proceeds from line of credit and $147,500 for the issuance of convertible debt, offset by $31,131 in repayments on capital leases and $20,643 in repayments of notes payable.

For the six months ended June 30, 2018, we generated $144,558 in financing activities relating to $395,000 for the issuance of convertible debt and $1,000 of proceeds from the exercise of stock options, offset by $197,801 in repayments on long-term debt, $31,368 in repayments of capital leases and $22,273 in repayments of notes payable.

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

Other than a line of credit from Thermo Communications Funding, LLC (“Thermo”) and an equity purchase agreement with GHS Investments LLC (“GHS”) discussed below, we presently do not have any available credit, bank financing or other external sources of liquidity. We did not achieve net income from operations for the three or six months ended June 30, 2019 or the year ended December 31, 2018 and our operations historically have not been a source of liquidity and we cannot be assured they will be in the near future. We may need to obtain additional capital in order to expand operations and fund our activities. Future financing may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. Even if we are able to raise the funds if required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we may be required to delay, reduce the scope of or eliminate our marketing and business development services.

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

Pursuant to the terms of the Credit Agreement, we are permitted to borrow up to $350,000 under the revolving credit line, under a borrowing base equal to the lesser of (i) or 85% of Eligible Accounts (as defined in the Credit Agreement). Borrowings under the Credit Agreement may be used for working capital and to refinance certain existing debt of PVBJ. The Credit Agreement contains certain customary representations and warranties, affirmative and negative covenants, and events of default. Principal covenants include a debt service coverage ratio of not less than 1.15 to 1.0, a fixed charge coverage ratio of not less than 1.15 to 1.0, and maintaining a tangible net worth of at least $150,000, excluding intercompany loans. As of June 30, 2019, we were in compliance with these covenants.

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

As of June 30, 2019, we had outstanding borrowings of $230,415 under the Credit Agreement, the interest rate was 9.5%, and funds totaling $119,485 were available for borrowing under the Credit Agreement.

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

Equity Financing Agreement

On July 9, 2019, we entered into an equity financing agreement (the “Purchase Agreement”) and a registration rights agreement (the “Registration Rights Agreement”) with GHS, pursuant to which GHS has agreed to purchase from us up to $3,000,000 in shares (the “Shares”) of our common stock, subject to certain limitations and conditions set forth in the Purchase Agreement. Additionally, we issued 30,000 shares to GHS as a commitment fee.

Under the Purchase Agreement, we have the right, from time to time at our sole discretion and subject to certain conditions, to direct GHS to purchase shares of common stock on any business day (a “Put”), provided that at least ten trading days has passed since the most recent Put. The purchase price of shares of common stock pursuant to the Purchase Agreement will be 80% of the lowest trading price of the common stock during the 10 trading days prior to the Put (the “Pricing Period”). Such sales of common stock by us, if any, may occur from time to time, at our option, over the 24-month period commencing on July 31, 2019.

The number of Shares that we may direct GHS to purchase per Put is limited by the average daily trading volume of the common stock prior to the Put, as follows:

i.	If between zero (0) to fifteen thousand (15,000) Shares are traded on average per day during the Pricing Period, the relevant Put shall be capped to fifteen thousand (15,000) Shares;
ii.	If between fifteen thousand and one (15,001) Shares to thirty thousand (30,000) Shares are traded on average per day, the relevant Put shall be capped to thirty thousand (30,000) Shares;
iii.	If between thirty thousand and one (30,001) Shares to sixty thousand (60,000) Shares are traded on average per day, the relevant Put shall be capped to sixty thousand (60,000) Shares;
iv.	If between sixty thousand and one (60,001) Shares to one hundred and fifty thousand (150,000) Shares are traded on average per day, the relevant Put shall be capped to one hundred and fifty thousand (150,000) Shares; and
v.	If the average daily traded volume for the Pricing Period is equal to or greater than one hundred fifty thousand and one (150,001) Shares, then the relevant Put shall be limited to an amount which equals two times (2x) the average daily volume for the Shares during the Pricing Period.

In all instances, we may not sell shares of our common stock to GHS under the Purchase Agreement if it would result in GHS beneficially owning more than 4.99% of our common stock. In addition, no Put can be made in an amount that exceeds $400,000.

Critical Accounting Policies

Please refer to Note 2 in the accompanying financial statements.

Recent Accounting Pronouncements

Please refer to Note 16 in the accompanying financial statements.

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

Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019, as a result of the material weaknesses described below, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

We intend to create written policies and procedures for accounting and financial reporting with respect to the requirements and application of U.S. GAAP and SEC disclosure requirements in the future when funds permit.

We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not a party to any material legal proceedings or claims.

Item 1A. Risk Factors

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from H/Cell Energy Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H/CELL ENERGY CORPORATION

Date: August 7, 2019	By:	/s/ ANDREW HIDALGO
Andrew Hidalgo
Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2019	By:	/s/ MATTHEW HIDALGO
Matthew Hidalgo
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

