Form 10-Q
period 2019-09-30
H/Cell Energy Corp
filed 2019-11-12
CIK 1676580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 12, 2019, there were 7,694,024 shares of registrant’s common stock outstanding.

H/CELL ENERGY CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

H/CELL ENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$242,389	$359,134
Accounts receivable	1,019,524	1,087,381
Prepaid expenses	19,763	16,282
Current right of use asset	85,807	-
Costs and earnings in excess of billings	3,709	45,478
Total current assets	1,371,192	1,508,275

Property and equipment, net	464,075	476,436
Security deposits and other non-current assets	31,109	32,530
Deferred tax asset	50,000	50,000
Customer lists, net	68,282	83,645
Deferred offering cost	133,797	-
Right of use asset	139,607	-
Goodwill	1,373,621	1,373,621

Total assets	$3,631,683	$3,524,507

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$746,081	$891,354
Current line of credit	303,526	-
Billings in excess of costs and earnings	44,301	195,331
Sales and withholding tax payable	50,072	59,857
Current equipment notes payable	41,358	38,991
Current operating lease liability	85,807	-
Current finance lease payable	73,842	65,265
Current convertible notes payable – related party, net of discounts	257,659	-
Income tax payable	33,134	48,643
Total current liabilities	1,635,780	1,299,441

Noncurrent liabilities
Line of credit	-	28,359
Lease operating liability	141,171	-
Earn out payable	204,383	190,736
Finance leases	268,269	232,876
Equipment notes payable	76,159	121,038
Convertible notes payable – related party, net of discounts	155,442	29,122
Total noncurrent liabilities	845,424	602,131

Total liabilities	2,481,204	1,901,572

Commitments and contingencies

Stockholders’ equity
Preferred stock - $0.0001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock - $0.0001 par value; 25,000,000 shares authorized; 7,694,024 and 7,586,024 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	769	758
Additional paid-in capital	2,950,136	2,983,476
Accumulated deficit	(1,724,028)	(1,285,764)
Accumulated other comprehensive loss	(76,398)	(75,535)
Total stockholders’ equity	1,150,479	1,622,935

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$3,631,683	$3,524,507

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

H/CELL ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS – OTHER COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018

Revenue
Construction income	$1,701,365	$1,830,992	$5,333,559	$5,535,352
Related party	-	8,499	-	40,288
Total revenue	1,701,365	1,839,491	5,333,559	5,575,640

Cost of goods sold
Direct costs	1,241,630	1,438,669	3,747,390	3,901,125
Direct costs – related party	-	9,019	-	40,636
Total cost of goods sold	1,241,630	1,447,688	3,747,390	3,941,761

Gross profit	459,735	391,803	1,586,169	1,633,879

Operating expenses
General and administrative expenses	555,682	607,125	1,794,191	1,850,140
Management fees – related party	21,500	19,500	60,500	58,500
Total operating expenses	577,182	626,625	1,854,691	1,908,640

Loss from operations	(117,447)	(234,822)	(268,522)	(274,761)
				-
Other expenses
Interest expense	11,801	7,544	23,892	21,636
Interest expense – related party	64,065	19,877	158,220	52,768
Change in fair value earn-out	4,704	4,290	13,647	11,028
(Gain) loss on fixed asset disposal	(8,614)	795	(26,017)	4,149
Total other expenses	71,956	32,506	169,742	78,553

Net loss	$(189,403)	$(267,328)	$(438,264)	$(364,342)

Other comprehensive income (loss), net

Foreign currency translation adjustment	(15,236)	(7,828)	(863)	(40,657)

Comprehensive loss	$(204,639)	$(275,126)	$(439,127)	$(404,999)

Earnings (loss) per share
Basic	$(0.03)	$(0.04)	$(0.06)	$(0.05)
Diluted	$(0.03)	$(0.04)	$(0.06)	$(0.05)
Weighted average common shares outstanding
Basic	7,574,247	7,586,024	7,596,286	7,469,307
Diluted	7,574,247	7,586,024	7,596,286	7,469,307

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

H/CELL ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND SEPTEMBER 30, 2018

(UNAUDITED)

	Common Stock		Preferred Stock		Additional	Accumulated	Accumulated Other	Total
	Number of Shares	Amount	Number of shares	Amount	Paid-In Capital	Income (Deficit)	Comprehensive Income (Loss)	Stockholders’ Equity
Beginning, January 1, 2019	7,586,024	$758	-	$-	$2,983,476	$(1,285,764)	$(75,535)	$1,622,935

Stock-based compensation	-	-	-	-	8,562	-	-	8,562

Share donation	35,000	4	-	-	23,446	-	-	23,450

Beneficial conversion feature	-	-	-	-	97,500	-	-	97,500

Foreign currency translation adjustment	-	-	-	-	-	-	18,612	18,612

Debt extinguishment	-	-	-	-	(216,460)	-	-	(216,460)

Net loss	-	-	-	-	-	(143,638)	-	(143,638)

Ending, March 31, 2019	7,621,024	$762	-	$-	$2,896,524	$(1,429,402)	$(56,923)	$1,410,961

Stock-based compensation	-	-	-	-	2,074	-	-	2,074

Foreign currency translation adjustment	-	-	-	-	-	-	(4,239)	(4,239)

Net loss	-	-	-	-	-	(105,223)	-	(105,223)

Ending, June 30, 2019	7,621,024	$762	-	$-	$2,898,598	$(1,534,625)	$(61,162)	$1,303,573

Stock-based compensation	-	-	-	-	4,456	-	-	4,456

Cancelled shares	(35,000)	(4)	-	-	(23,450)	-	-	(23,454)

Commitment shares	30,000	3	-	-	45,000	-	-	45,003

Equity financing (net proceeds)	78,000	8	-	-	25,532	-	-	25,540

Foreign currency translation adjustment	-	-	-	-	-	-	(15,236)	(15,236)

Net loss	-	-	-	-	-	(189,403)	-	(189,403)

Ending September 30, 2019	7,694,024	$769	-	$-	$2,950,136	$(1,724,028)	$(76,398)	$1,150,479

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Common Stock		Preferred Stock		Additional	Accumulated	Accumulated Other	Total
	Number of Shares	Amount	Number of shares	Amount	Paid-In Capital	Income (Deficit)	Comprehensive Income (Loss)	Stockholders’ Equity
Beginning, January 1, 2018	7,041,579	$704	-	-	$1,335,656	$(731,754)	$(28,810)	$575,796

Issuance of common stock February 2018, PVBJ Acquisition	444,445	44	-	-	1,183,516	-	-	1,183,560

Stock-based compensation	-	-	-	-	17,148	-	-	17,148

Beneficial conversion feature	-	-	-	-	395,000	-	-	395,000

Foreign currency translation adjustment	-	-	-	-	-	-	(10,259)	(10,259)

Net loss	-	-	-	-	-	(110,969)	-	(110,969)

Ending, March 31, 2018	7,486,024	$748	-	$-	$2,931,320	$(842,723)	$(39,069)	$2,050,276

Stock-based compensation	-	-	-	-	17,149	-	-	17,149

Issuance of common stock April 2018, Stock Options	100,000	10	-	-	990	-	-	1,000

Foreign currency translation adjustment	-	-	-	-	-	-	(22,570)	(22,570)

Net income	-	-	-	-	-	13,955	-	13,955

Ending, June 30, 2018	7,586,024	$758	-	$-	$2,949,459	$(828,768)	$(61,639)	$2,059,810

Stock-based compensation	-	-	-	-	17,545	-	-	17,545

Foreign currency translation adjustment	-	-	-	-	-	-	(7,828)	(7,828)

Net loss	-	-	-	-	-	(267,328)	-	(267,328)
Ending September 30, 2018	7,586,024	$758	-	$-	$2,967,004	$(1,096,096)	$(69,467)	$1,802,199

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

H/CELL ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(438,264)	$(364,342)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	256,864	99,498
Stock-based compensation	15,092	51,821
(Gain) loss on sale of assets	(25,458)	4,149
Change in fair value contingent consideration	13,647	11,028
Change in operating assets and liabilities:
Change in operating right of use asset	(233,558)	-
Change in operating lease liability	235,179	-
Accounts and retainage receivable	41,908	(456,672)
Prepaid expenses and other costs	(2,852)	(9,121)
Costs in excess of billings	41,277	(26,786)
Accounts payable and accrued expenses	(132,237)	311,906
Billings in excess of costs	(149,072)	(30,246)

Net cash used in operating activities	(377,474)	(408,765)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of fixed assets	(123,241)	(13,909)
Cash acquired in business acquisition	-	30,408
Security deposits	(373)	(13,898)
Proceeds from disposition of property and equipment	124,779	5,534

Net cash provided by investing activities	1,165	8,135

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of convertible debt	147,500	395,000
Net proceeds from line of credit	263,093	251,065
Repayments on capital leases	(44,113)	(42,123)
Repayments on notes payable	(35,671)	(36,229)
Repayments on long-term debt	-	(225,903)
Legal fees associated with financing	(90,000)	-
Gross proceeds from equity financing	26,746	-
Proceeds related to stock option exercises	-	1,000

Net cash provided by financing activities	267,555	342,810

Net decrease in cash and cash equivalents	(108,754)	(57,820)

Effect of foreign currency translation on cash	(7,991)	(66,644)

Cash and cash equivalents - beginning of period	359,134	455,700

Cash and cash equivalents - end of period	$242,389	$331,236

Supplemental disclosure of non-cash investing and financing activities

Common stock issued for acquisition of business	$-	$1,177,779
Fair value of net assets acquired in business combination	$-	$2,056,344
Beneficial conversion feature	$190,000	$378,232
Vehicle leases	$120,413	$-
Stock issued for deferred financing fee	$45,000	$-
Reclassification of deferred financing fee to additional paid in capital	$1,206	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

H/CELL ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 AND 2018 (UNAUDITED)

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

Accounts Receivable

Accounts receivable are recorded when invoices are issued and are presented in the balance sheet net of the allowance for doubtful accounts. The allowance for doubtful accounts is estimated based on the Company’s historical losses, the existing economic conditions in the construction industry, and the financial stability of its customers. Accounts are written off as uncollectible after collection efforts have failed. In addition, the Company does not generally charge interest on past-due accounts or require collateral. At September 30, 2019 and December 31 2018, there was no allowance for doubtful accounts required.

H/CELL ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 AND 2018 (UNAUDITED)

Goodwill and Finite-Lived Intangible Assets

Goodwill represents the excess of the aggregate of the following (1) consideration transferred, (2) the fair value of any non-controlling interest in the acquiree, and (3) if the business combination is achieved in stages, the acquisition-date fair value of our previously held equity interest in the acquiree over the net of the acquisition-date amounts of the identifiable assets acquired and the liabilities assumed. Identifiable intangible assets consist primarily of customer lists and relationships, non-compete agreements and technology based intangibles and other contractual agreements. The Company amortizes finite lived identifiable intangible assets over five years, on a straight-line basis to their estimated residual values and periodically reviews them for impairment. Total goodwill and identifiable intangible assets comprised 40% of the Company’s consolidated total assets at each of September 30, 2019 and December 31, 2018.

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

As of September 30, 2019, the Company had recorded goodwill in the amount of $1,373,621 related to the PVBJ acquisition. The performance of the Company’s fiscal 2018 impairment analysis did not result in an impairment of the Company’s goodwill.

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

H/CELL ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 AND 2018 (UNAUDITED)

For the three and nine months ended September 30, 2019, the Company recorded other comprehensive loss of $15,236 and $863, respectively, in the condensed consolidated financial statements. For the three and nine months ended September 30, 2018, the Company recorded other comprehensive loss from a translation loss of $7,828 and $40,657, respectively, in the condensed consolidated financial statements.

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

SEPTEMBER 30, 2019 AND 2018 (UNAUDITED)

Recognize Revenue When (or As) the Entity Satisfies a Performance Obligations

The Company uses the total costs incurred on the project relative to the total expected costs to satisfy the performance obligation. The input method involves measuring the resources consumed, labor hours expended, costs incurred, time lapsed, or machine hours used relative to the total expected inputs to the satisfaction of the performance obligation. Costs incurred prior to actual contract (i.e. design, engineering, procurement of material, etc.) should not be recognized as the client does not have control of the good/service provided. When the estimate on a contract indicates a loss, or claims against costs incurred reduce the likelihood of recoverability of such costs, the Company records the entire estimated loss in the period the loss becomes known. Project contracts typically provide for a schedule of billings or invoices to the customer based on the Company’s job to date percentage of completion of specific tasks inherent in the fulfillment of its performance obligation(s). The schedules for such billings usually do not precisely match the schedule on which costs are incurred. As a result, contract revenue recognized in the statement of operations can and usually does differ from amounts that can be billed or invoiced to the customer at any point during the contract. Amounts by which cumulative contract revenue recognized on a contract as of a given date exceed cumulative billings and unbilled receivables to the customer under the contract represent contract assets and are reflected as a current asset in the Company’s balance sheet under the captions “Costs and estimated earnings in excess of billings” and “Unbilled accounts receivable.” Amounts by which cumulative billings to the customer under a contract as of a given date exceed cumulative contract revenue recognized on the contract are reflected as a current liability in the Company’s balance sheet under the caption “Billings in excess of costs and estimated earnings.”

Disaggregated Revenue

For the three and nine months ended September 30, 2019 and 2018, revenues from contracts with customers summarized by Geography and Revenue Stream were as follows:

	Three Months Ended
	September 30, 2019	September 30, 2018
United States – Service	$730,419	$672,989
Australia – Service	379,696	447,047
United States – Contract	-	-
Australia – Contract	591,250	719,455
Total	$1,701,365	$1,839,491

	Nine Months Ended
	September 30, 2019	September 30, 2018
United States – Service	$1,992,444	$1,746,486
Australia – Service	1,529,652	1,505,660
United States – Contract	160,000	-
Australia – Contract	1,651,463	2,323,494
Total	$5,333,559	$5,575,640

Cash and Cash Equivalents

Cash and cash equivalents includes cash in bank and money market funds as well as other highly liquid investments with an original maturity of three months or less. The Company had no cash equivalents as of September 30, 2019 or December 31, 2018.

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

SEPTEMBER 30, 2019 AND 2018 (UNAUDITED)

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

SEPTEMBER 30, 2019 AND 2018 (UNAUDITED)

The table below presents a reconciliation of the fair value of the Company’s contingent earn-out obligations that use significant unobservable inputs (Level 3).

Balance at December 31, 2018	$190,736
Payments	-
Adjustments to fair value	13,647
Balance at September 30, 2019	$204,383

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

	September 30, 2019	December 31, 2018

Options to purchase common stock	543,375	131,250
Convertible debt	1,100,000	800,000
Totals	1,643,375	931,250

3.	RELATED PARTY TRANSACTIONS

The Company’s former office space during the year ended December 31, 2018 consisted of approximately 800 square feet, which was donated to it from one of its executive officers. There was no lease agreement and the Company paid no rent.

In April 2018, Rezaul Karim a former director exercised 100,000 options.

In September 2018, the Company entered into a contract with Steve Mullane, the Executive General Manager of Pride, for a solar installation. The system installation was complete as of September 30, 2018, however one change order of $686 was deducted to the cost of the job amount in October 2018. Costs incurred were $9,019 along with revenue of $8,499 for each of the three and nine months ended September 30, 2018.

In June 2016, the Company entered into a contract with Rezaul Karim, one of its former directors, for the installation of an HC-1 system. The system installation was complete as of September 30, 2018. The system installation generated $8,499 and $40,288 of revenue for the three and nine months ended September 30, 2018. The Company subcontracted the installation of the system to Renewable Energy Holdings LLC (“REH”), a company owned by Mike Strizki, one of the Company’s executive officers. James Strizki, one of the Company’s executive officers, is vice president of operations at REH. There was $9,019 and $40,636 of costs for the three and nine months ended September 30, 2018, respectively.

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

H/CELL ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 AND 2018 (UNAUDITED)

There was $21,500 and $19,500 of management fees expensed for the three months ended September 30, 2019 and 2018, respectively, to Turquino Equity LLC (Turquino”), a significant shareholder wholly-owned by the Chief Executive Officer and Chief Financial Officer, $60,500 and $58,500 for each of the nine months ended September 30, 2019 and 2018, respectively.

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

Cash is maintained at an authorized deposit-taking institution (bank) incorporated in both the United States and Australia and is insured by the U.S. Federal Deposit Insurance Corporation and Australian Securities & Investments Commission up to $250,000 and approximately $186,000 USD in total, respectively. At September 30, 2019 and December 31, 2018, the balance was fully covered under the $250,000 threshold in the United States. In Australia, the balance did not exceed the threshold at September 30, 2019 and exceeded the threshold by $133,578 at December 31, 2018.

Credit risk for trade accounts is concentrated as well because substantially all of the balances are receivable from entities located within certain geographic regions. To reduce credit risk, the Company performs ongoing credit evaluations of its customers’ financial conditions, but does not generally require collateral. In addition, at September 30, 2019, approximately 22% of the Company’s accounts receivable was due from two unrelated customers at 12% and 10%. At December 31, 2018, approximately 20% of the Company’s accounts receivable was due from two unrelated customers, each at 10%.

H/CELL ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 AND 2018 (UNAUDITED)

5.	MAJOR CUSTOMERS

During each of the three and nine months ended September 30, 2019, there were two unrelated customers with a concentration of 10% or higher of the Company's revenue, at 16% and 11% and 13% and 10%, respectively. There was one customer with a concentration of 10% or higher, at 20%, for the three months ended September 30, 2018, and three customers for the nine months ended September 30, 2018 at 16%, 14% and 11%.

6.	UNCOMPLETED CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts are summarized as follows at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Costs incurred on uncompleted contracts	$547,935	$811,173
Estimated earnings	240,403	469,109
Costs and estimated earnings earned on uncompleted contracts	788,338	1,280,282
Billings to date	882,179	1,265,475
Costs and estimated earnings in excess of billings on uncompleted contracts	(93,481)	14,807
Costs and earnings in excess of billings on completed contracts	53,249	(164,660)
	$(40,592)	$(149,853)

Costs in excess of billings	$3,709	$45,478
Billings in excess of cost	(44,301)	(195,331)
	$(40,592)	$(149,853)

7.	LEASES

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

On March 25, 2019, the Company signed a lease for new office space in Brisbane, which has a fixed 3% increase annually expiring in March 2025 which includes a renewal period of three years that management is reasonably certain will be exercised. The Company analyzed this lease and determined that this agreement meets the definition of a lease under ASU 2016-02 as it provides management with the exclusive right to direct the use of and obtain substantially all of the economic benefits from the identified leased asset, which is the office space. Management also analyzed the terms of this arrangement and concluded it should be classified as an operating lease, as none of the criteria were met for finance lease classification. As there was only one identified asset, no allocation of the lease payments was deemed necessary. Management did not incur any initial direct costs associated with this lease. As of the commencement date, which was March 25, 2019, a right of use asset and lease liability of $130,736 was recorded on the condensed consolidated balance sheet based on the present value of payments in the lease agreement. Per review of the lease agreement, there was no variable terms identified and there is no implicit rate stated. Therefore, the Company determined the present value of the future minimum lease payments based on the incremental borrowing rate of the Company. The incremental borrowing rate was determined to be 10%, as this is the rate which represents the incremental borrowing rate for the Company, on a collateralized basis, in a similar economic environment with similar payment terms.

H/CELL ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 AND 2018 (UNAUDITED)

On July 1, 2019, the Company signed a lease for the previously month-to-month office space in Downingtown, PA. Per review of the lease, the term is less than 12 months, therefore, the Company has elected to treat this lease as an operating lease and recognize lease expense on a straight-line basis.

The future minimum payments on operating leases for each of the next five years and in the aggregate amount to the following:

2019	$15,225
2020	62,491
2021	63,615
2022	64,425
2023	38,542
Thereafter	36,937
Total lease payments	281,235
Less: present value discount	(54,257)
Total operating lease liabilities	$226,978

The weighted-average remaining term of the Company’s operating leases was 4.5 years and the weighted-average discount rate used to measure the present value of the Company’s operating lease liabilities was 9.69% as of September 30, 2019.

Right of use assets represent the right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right of use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease right of use asset also excludes lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

In determining the discount rate to use in calculating the present value of lease payments, the Company estimates the rate of interest it would pay on a collateralized loan with the same payment terms as the lease by utilizing bond yields traded in the secondary market to determine the estimated cost of funds for the particular tenor.

Finance Leases

At September 30, 2019, the Company had 13 finance leases with an aggregate net book value of $342,111. The obligations are payable in monthly installments ranging from approximately $503 to $1,578 with interest rates from 3.0% to 5.57% per annum. The leases are secured by the related equipment. Approximate payments to be made on these finance lease obligations are as follows:

2019	$21,346
2020	85,387
2021	75,741
2022	66,445
2023	68,455
Thereafter	55,686

Finance lease obligation	373,060
Less: amounts representing interest	30,949
Current maturities of capital lease obligations	73,842

Finance lease obligations, non-current	$268,269

H/CELL ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 AND 2018 (UNAUDITED)

8.	DEBT

Long-term debt consisted of the following:

Equipment Notes Payable

	September 30, 2019	December 31, 2018
Note payable with monthly payments of $716, including interest at 6.50% per annum through November 2020.	$-	$18,707
Note payable with monthly payments of $615, including interest at 6.80% per annum through August 2021.	13,220	18,383
Note payable with monthly payments of $1,294, including interest at 14.72% per annum through March 2023.	41,306	50,072
Note payable with monthly payments of $1,063, including interest at 5.76% per annum through April 2021.	11,834	18,539

Note payable with monthly payments of $983, including interest at 4.90% per annum through August 2024.	51,157	-
Note payable with monthly payments of $947 including interest at 6.14% per annum through December 2024.	$-	$54,328
Total:	$117,517	$160,029
Total current portion:	(41,358)	(38,991)
Total non-current portion:	$76,159	$121,038

As of September 30, 2019, approximate principal payments to be made on these debt obligations are as follows:

Year ending December 31:	Amount
2019 (remainder)	$8,308
2020	33,561
2021	26,065
2022	19,479
2023	24,283
Thereafter	5,821
Notes payable obligation	117,517

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

SEPTEMBER 30, 2019 AND 2018 (UNAUDITED)

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

For the three and nine months ended September 30, 2019, the Company incurred interest expense of $75,866 and $182,112, respectively. $41,559 related to the amortization of the 2018 Debentures debt discount and $8,685 for the 2019 Debentures debt discount for the three months ended September 30, 2019 and $99,594 related to the amortization of the 2018 Debentures and $20,981 for the 2019 Debentures for the nine months ended September 30, 2019. $7,778 and $19,113 related to interest for the Thermo credit line for the three and nine months ended September 30, 2019, respectively. For the three months ended September 30, 2018, the Company incurred interest expense of $19,877, of which $7,877 related to the amortization of the discount. For the nine months ended September 30, 2018, the Company incurred interest expense of $52,768, of which $14,268 related to the amortization of the 2018 Debentures debt discount. $3,003 related to interest for the Thermo credit line for each of the three and nine months ended September 30, 2018.

9.	CONTRACT BACKLOG

As of September 30, 2019, the Company had a contract backlog approximating $312,466, with anticipated direct costs to complete approximating $240,403. At December 31, 2018, the Company had a contract backlog approximating $583,392, with anticipated direct costs to completion approximating $452,884.

10.	GOODWILL AND OTHER INTANGIBLES

The tables below present a reconciliation of the Company’s goodwill and intangibles:

Goodwill

Balance at December 31, 2018	$1,373,621
Adjustments	-
Balance at September 30, 2019	$1,373,621

Intangibles – customer list

Balance at December 31, 2018	$83,645
Amortization	15,363
Balance at September 30, 2019	$68,282

The customer list original useful life of the asset was $102,422. The balance at September 30, 2019 was $68,282 and will be amortized at $5,121 every quarter until December 31, 2022. The remaining $1,707 will be amortized in January 2023.

H/CELL ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 AND 2018 (UNAUDITED)

11.	STOCK OPTIONS AWARDS AND GRANTS

A summary of the stock option activity and related information for the 2016 Incentive Stock Option Plan from December 31, 2018 to September 30, 2019 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2018	955,000	0.29	2.40	488,000
Grants	65,000	0.95	2.63	-
Exercised	-	-	-	-
Canceled	(21,500)	0.05	-	-
Outstanding at September 30, 2019	998,500	$0.31	4.15	-
Exercisable at September 30, 2019	425,000	$0.01	1.44	$176,375

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

As of September 30, 2019, there was $40,635 of unrecognized compensation expense. As of December 31, 2018, there was $56,745 of unrecognized compensation expense.

12.	SEGMENT INFORMATION

Our business is organized into two reportable segments: renewable systems integration revenue and non-renewable systems integration revenue. The reporting segments follow the same accounting policies used in the preparation of the Company’s unaudited condensed consolidated financial statements.

	September 30, 2019	December 31, 2018
Assets by Segment
Renewable systems integration	$1,646,461	$1,540,423
Non-renewable systems integration	1,985,222	1,984,084
	$3,631,683	$3,524,507

H/CELL ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 AND 2018 (UNAUDITED)

The following represents selected information for the Company’s reportable segments for the three and nine months ended September 30, 2019 and 2018.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Revenue by segment
Renewable systems integration	$45,921	$8,499	$172,156	$40,288
Non-renewable system integration	1,655,444	1,830,992	5,161,403	5,535,352
	1,701,365	$1,839,491	$5,333,559	$5,575,640

Cost of sales by segment
Renewable systems integration	$29,466	$9,019	$147,437	$40,636
Non-renewable system integration	1,212,164	1,438,669	3,599,953	3,901,125
	$1,241,630	$1,447,688	$3,747,390	$3,941,761

Operating expenses
Renewable systems integration	104,666	$123,459	$420,358	$424,640
Non-renewable system integration	472,516	503,166	1,434,333	1,484,000
	$577,182	$626,625	$1,854,691	$1,908,640
Operating (loss) income by segment
Renewable systems integration	(88,211)	$(126,461)	$(395,639)	$(424,988)
Non-renewable system integration	(29,236)	(108,361)	127,117	150,227
	(117,447)	$(234,822)	$(268,522)	$(274,761)

13.	NOTE PAYABLE

On August 21, 2018, PVBJ entered into a loan and security agreement (the “Credit Agreement”) with Thermo Communications Funding, LLC (“Thermo”). The Credit Agreement provides for a revolving line of credit in an amount not to exceed $350,000, which is evidenced by a promissory note issued by PVBJ to Thermo (the “Note”). Pursuant to the Credit Agreement, PVBJ granted a security interest to Thermo in all of its assets. In addition, pursuant to a limited recourse guaranty, Andrew Hidalgo, the Company’s Chief Executive Officer personally guaranteed the repayment of the Credit Agreement under certain conditions. Pursuant to the terms of the Credit Agreement, the Company is permitted to borrow up to $350,000 under the revolving credit line, under a borrowing base equal to the lesser of (i) or 85% of Eligible Accounts (as defined in the Credit Agreement). Borrowings under the Credit Agreement may be used for working capital and to refinance certain existing debt of PVBJ. The Credit Agreement contains certain customary representations and warranties, affirmative and negative covenants, and events of default. Principal covenants include a debt service coverage ratio of not less than 1.15 to 1.0, a fixed charge coverage ratio of not less than 1.15 to 1.0, and maintaining a tangible net worth of at least $150,000, excluding intercompany loans to H/Cell. The loan commitment shall expire on August 21, 2020. As of September 30, 2019, the Company was in compliance with these covenants and the facility was increased to $400,000 in August of 2019. The interest rate applicable to revolving loans under the Credit Agreement is prime plus 5.0%, subject to a minimum interest rate of 9.5%. The Company paid a loan commitment fee of $7,000, of which $3,500 was paid on closing, and $3,500 will be paid on the first anniversary. The Company will also pay a monthly monitoring fee during the term of the Credit Agreement of 0.33% of the average outstanding balance, payable monthly in arrears. The Company may prepay the Note at any time and terminate the Credit Agreement. In the event that the Company terminates the Credit Agreement, the Company will pay Thermo an early termination fee equal to 4% of the pro rata portion, which pro rata portion is determined by multiplying $400,000 by the number of months prior to the second anniversary of the effective date of the Credit Agreement and then dividing that by 24. The obligations of PVBJ under the Credit Agreement may be accelerated upon the occurrence of an event of default under the Credit Agreement, which includes customary events of default including, without limitation, payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, cross-defaults, bankruptcy and insolvency related defaults, defaults relating to judgments, an ERISA reportable event occurs, a change of control and a change in the Company’s financial condition that could have a material adverse effect on the Company. As of September 30, 2019, funds totaling $96,474 were available for borrowing under the Credit Agreement.

H/CELL ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 AND 2018 (UNAUDITED)

14.	EQUITY PURCHASE AGREEMENT

Triton Funds

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

On June 24, 2019, the Company provided written notice to Investor that the Company elected to terminate the Equity Agreement, effective immediately. On August 30, 2019, the 35,000 donation shares were returned to the Company and canceled.

GHS Investments

On July 9, 2019, the Company entered into an equity financing agreement (the “Purchase Agreement”) and a registration rights agreement (the “Registration Rights Agreement”) with GHS Investments LLC (“GHS”), pursuant to which GHS has agreed to purchase from the Company up to $3,000,000 in shares (the “Shares”) of the Company’s common stock, subject to certain limitations and conditions set forth in the Purchase Agreement. Additionally, the Company issued 30,000 shares to GHS as a commitment fee including in the balance sheet under deferred offering cost along with $90,000 in legal fees.

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

H/CELL ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 AND 2018 (UNAUDITED)

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

In all instances, the Company may not sell shares of its common stock to GHS under the Purchase Agreement if it would result in GHS beneficially owning more than 4.99% of the Company’s common stock. In addition, no Put can be made in an amount that exceeds $400,000. The Company has sold an aggregate of 78,000 shares for proceeds of $26,746 during the three months ended September 30, 2019.

15.	RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued ASU 2016-02 and issued subsequent amendments to the initial guidance thereafter. This ASU requires an entity to recognize a right of use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification of the underlying lease as either finance or operating. Similar modifications have been made to lessor accounting in-line with revenue recognition guidance. The amendments also require certain quantitative and qualitative disclosures about leasing arrangements. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The new standard was effective for the Company on January 1, 2019. Entities are required to adopt ASU 2016-02 using a modified retrospective transition method. Full retrospective transition is prohibited. The guidance permits an entity to apply the standard’s transition provisions at either the beginning of the earliest comparative period presented in the financial statements or the beginning of the period of adoption (i.e., on the effective date). The Company adopted the new standard on its effective date.

The new standard provides several optional practical expedients in transition. The Company elected the ‘package of practical expedients’, which permits it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect the use-of hindsight or the practical expedient pertaining to land easements; the latter not being applicable to it. The new standard also provides practical expedients for an entity’s ongoing accounting. The Company elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, the Company will not recognize right of use assets or lease liabilities, and this includes not recognizing right of use assets or lease liabilities for existing short-term leases of those assets in transition. The Company also elected the practical expedient not to separate lease and non-lease components for all of its leases in existence at December 31, 2018, which means all consideration that is fixed, or in-substance fixed, relating to the non-lease components will be captured as part of the Company’s lease components for balance sheet purposes. For the nine months ended September 30, 2019, the Company recognized additional lease liabilities of $261,047 with corresponding right of use assets of the same amount based on the present value of the remaining minimum rental payments for existing leases on its Condensed Consolidated Balance Sheets. See Note 7, “Leases,” above, for additional lease disclosures.

H/CELL ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 AND 2018 (UNAUDITED)

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

On October 17, 2019, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with FirstFire Global Opportunities Fund LLC (the “Investor”), an unrelated third party, pursuant to which, the Company sold a $110,000 principal amount convertible note (the “Note”) to the Investor for gross proceeds of $100,000, with an original discount issuance of $10,000. The transaction closed on October 23, 2019 upon receipt of the funds from the Investor.

The Note will mature on October 17, 2020 and will bear interest at the rate of 8% per annum, which interest will be payable on the maturity date or any redemption date and may be paid, in certain conditions, through the issuance of common shares, at the discretion of the Company. The Company shall make a monthly principal payment to the Investor of $6,000 on the 17th day of each month, starting November 17, 2019. The Company also has the right, at any time, to repay all or a part of the Note, on at least one prior business days’ notice, in an amount equal to 115% of the principal being repaid, plus any accrued but unpaid interest on the principal amount being repaid.

The Note will be convertible into the Company’s common stock at a conversion price of $0.50 per share (the “Fixed Conversion Price”) at the discretion of the holder. At no time will the Investor be entitled to convert any portion of Convertible Note to the extent that after such conversion, the Investor (together with its affiliates) would beneficially own more than 4.99% of the Company’s outstanding common stock as of such date. The Note contains standard anti-dilution protection.

The Note includes customary event of default provisions, and provides for a default interest rate of 15%. Upon the occurrence of an event of default, the Investor may require the Company to redeem all or any portion of the Note (including all accrued and unpaid interest), in cash, at a price equal to the product of (A) the amount to be redeemed multiplied by (B) 125%. In addition, upon an event of default, the conversion price would be the lower of (i) the Fixed Conversion Price or (ii) 75% of the lowest closing price of the Common Stock during the 10 trading days prior to the conversion date.

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

Results of Operations

For the Three Months Ended September 30, 2019 and 2018

Revenue and Cost of Revenue

For the three months ended September 30, 2019, we had $1,701,365 of revenue and $1,241,630 of cost of revenue. We had $1,839,491 of revenue, of which $8,499 was related party, and $1,447,688 for cost of revenue during the three months ended September 30, 2018, of which $9,019 was related party.

	For the Three Months Ended
	September 30, 2019	September 30, 2018
Revenue by segment
Renewable systems integration	$45,921	$8,499
Non-renewable system integration	1,655,444	1,830,992
	$1,701,365	$1,839,491

General and Administrative Expenses

During the three months ended September 30, 2019, our general and administrative expenses were $577,182. $104,666 was related to the Renewable Systems Integration segment, including corporate expenses of $37,500 for gross payroll, $21,500 of management disbursements, $14,950 of accounting fees, $12,000 of legal fees, $12,000 of investment banking fees, $5,271 in amortization, $5,000 of investor relations, $4,460 of stock-based compensation, $4,365 of dues and subscription fees, which pertained to transfer agent fees and OTC listing fees, $4,298 of liability insurance, $2,910 of payroll taxes and $3,862 of miscellaneous expenses, offset by a credit of $23,450 in share donations.

The Non-renewable Systems Integration segment incurred general and administrative expenses during the three months ended September 30, 2019 of $472,516, including management and administrative salaries of $211,482 along with $133,754 of other various employee expenses, such as vacation/sick time, meals, training/safety, retirement benefits and auto allowance. In addition, various business and health insurance of $56,175, $25,636 of facilities rent and maintenance, $22,127 of office, telecommunications and internet and information technology costs, $6,223 of legal and accounting fees, and $17,119 of miscellaneous fees.

During the three months ended September 30, 2018, our general and administrative expenses were $626,625. $123,459 was related to the Renewable Systems Integration segment, including corporate expenses of $37,490 of gross payroll, $19,500 of management disbursements, $17,524 of stock-based compensation, $12,000 of legal fees, $9,435 of dues and subscription fees, which pertained to transfer agent fees and OTC listing fees, $7,500 of accounting fees, $4,301 of liability insurance, $4,000 of investor relations, $2,999 of travel, $2,868 of payroll taxes, and $5,842 of miscellaneous expenses.

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

We incurred $71,956 of other expenses for the three months ended September 30, 2019, including $64,065 of interest expense – related party, $11,801 of interest expense and $4,704 change in fair value earn-out offset by $8,614 gain on fixed asset disposal.

We incurred $32,506 of other expenses for the three months ended September 30, 2018, including $19,877 of interest expense – related party, $7,544 of interest expense and $4,290 change in fair value earn-out and $795 loss on fixed asset disposal.

As a result of the foregoing, we had net losses of $189,403 and $267,328 for the three months ended September 30, 2019 and 2018, respectively.

For the Nine Months Ended September 30, 2019 and 2018

Revenue and Cost of Revenue

For the nine months ended September 30, 2019, we had $5,333,559 of revenue and $3,747,390 of cost of revenue. For the nine months ended September 30, 2018, we had $5,575,640 of revenue, of which $40,288 was related party, and $3,941,761 of cost of revenue, of which $40,636 was related party.

	For the Nine Months Ended
	September 30, 2019	September 30, 2018
Revenue by segment
Renewable systems integration	$172,156	$40,288
Non-renewable system integration	5,161,403	5,535,352
	$5,333,559	$5,575,640

General and Administrative Expenses

During the nine months ended September 30, 2019, our general and administrative expenses were $1,854,691. $420,358 was related to the Renewable Systems Integration segment, including corporate expenses of $112,500 of gross payroll, $83,251 of accounting fees related to audit and consulting costs, $60,500 of management distributions, $46,000 of legal fees, $20,148 of dues and subscription fees, which pertained to transfer agent, EDGAR fees and OTC Market annual listing fees, $20,000 for investment banking services, $15,813 of amortization of intangible assets, $15,096 of stock-based compensation, $11,840 of directors’ and officers’ insurance, $8,648 of payroll taxes, $6,156 of travel meals and transportation, $5,000 of investor relations and $15,406 of miscellaneous expenses.

The Non-renewable Systems Integration segment incurred general and administrative expenses during the nine months ended September 30, 2019 of $1,434,333, including management administrative and employee salaries of $684,035 along with $380,831 of other various employee expenses, such as vacation/sick time, meals, training/safety, retirement benefits and auto allowance. In addition, $147,565 of various insurances including employee health, $80,309 of facilities rent/maintenance and storage expense, $77,465 of telecommunications, internet, utilities and office expense, $11,723 in legal/accounting fees, $8,259 in marketing fees, $7,539 in dues and subscriptions, $5,974 in tools, $3,824 in licenses/permits and $26,809 in miscellaneous expenses.

During the nine months ended September 30, 2018, our general and administrative expenses were $1,908,640. $424,640 was related to the Renewable Systems Integration segment, including corporate expenses of $112,490 of gross payroll, $65,460 of accounting fees related to audit and consulting costs, $58,500 of management distributions, $51,821 of stock-based compensation, $51,050 of legal fees, $24,307 of dues and subscription fees, which pertained to transfer agent, EDGAR fees and OTC Market annual listing fees, $13,761 of directors’ and officers’ insurance, $12,517 of travel meals and transportation, $11,606 of amortization of intangible assets, $8,606 of payroll taxes, $4,000 of investor relations and $10,522 of miscellaneous expenses.

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

We incurred $169,742 of other expenses for the nine months ended September 30, 2019, including $158,220 of interest expense – related party, $23,892 of interest expense and $13,647 change in fair value earn-out, offset by $26,017 gain on fixed asset disposal.

We incurred $89,581 of other expenses for the nine months ended September 30, 2018, including $52,768 of interest expense – related party, $21,636 of interest expense, $11,028 change in fair value earn-out and $4,149 loss on fixed asset disposal.

As a result of the foregoing, we had net losses of $438,264 and $364,342 for the nine months ended September 30, 2019 and 2018, respectively.

Liquidity and Capital Resources

As of September 30, 2019, we had negative working capital of $264,588 comprised of $1,019,524 of accounts receivables, $242,389 of cash and cash equivalents, $85,807 of current right of use assets, $19,763 of prepaid expenses and $3,709 of costs in excess of billings offset by $746,081 of accounts payables and accrued expenses, $303,526 in line of credit, $257,659 of current convertible notes payable – related party, net of discount, $85,807 of current operating lease liability, $73,842 of current finance leases payable, $50,072 of sales and withholding tax payable, $44,301 of billings in excess of cost, $33,134 of income tax payable and $41,358 of current notes payable which made up current liabilities at September 30, 2019. Other non-current assets included $1,373,621 in goodwill, $464,075 of property and equipment, $139,607 of right of use asset, $133,797 in deferred offering cost, $68,282 of customer list, $50,000 of a deferred tax asset, and $31,109 of security deposits. Other non-current liabilities included $268,269 in finance leases, $204,383 of earn out payable, $141,171 in operating lease liability, $155,442 in convertible notes payable – related party, net of discounts and $76,159 of equipment notes payable.

For the nine months ended September 30, 2019, we used $377,474 of cash in operating activities, which represented our net loss of $438,264, $233,558 of change in operating right of use asset, $149,072 of billings in excess of cost, $132,237 of accounts payable and accrued expenses, $25,458 of gain on sale of assets and $2,852 of prepaid expenses, offset by $256,864 of depreciation and amortization, $235,179 of change in operating lease liability, $41,908 of accounts and retainage receivable, $41,277 of costs in excess of billings, $15,092 of stock-based compensation and $13,647 in change in fair value contingent consideration.

For the nine months ended September 30, 2018, we used $408,765 of cash in operating activities, which represented our net loss of $364,342. $311,906 of changes in accounts payable, $99,498 of depreciation and amortization, $51,821 of stock-based compensation $30,246 of billings in excess of cost, $11,028 of fair value changes, and $4,149 loss on fixed asset sales, offset by $456,672 of changes in accounts receivables, $9,121 of prepaid expenses and $26,786 of costs in excess of billings.

For the nine months ended September 30, 2019, we generated $1,165 in investing activities relating to $124,779 of proceeds from the disposition of property and equipment, offset by the purchase of fixed assets of $123,241 and security deposits of $373.

For the nine months ended September 30, 2018, we generated $8,135 in investing activities relating to the purchase of fixed assets of $13,909 and security deposits of 13,898 offset by $30,408 of cash acquired in a business acquisition and $5,534 of proceeds from the disposition of property and equipment.

For the nine months ended September 30, 2019, we generated $267,555 in financing activities relating to $263,093 of proceeds from line of credit, $147,500 for the issuance of convertible debt and $26,746 in gross proceeds from equity financing, offset by $90,000 in legal fees associated with financing transactions, $44,113 in repayments on capital leases and $35,671 in repayments of notes payable.

For the nine months ended September 30, 2018, we generated $342,810 of cash provided by financing activities, which represented $395,000 proceeds from the issuance of convertible debt, $251,065 of proceeds from a line of credit and $1,000 from the exercise of stock options, offset by $225,903 of repayments on long term debt, $42,123 in repayments on capital leases and $36,229 of repayments of notes payable.

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

Our future capital requirements will depend on a number of factors, including the progress of our sales and marketing of our services, the timing and outcome of potential acquisitions, the costs involved in operating as a public reporting company, the status of competitive services, the availability of financing and our success in developing markets for our services. When we enter into contracts with customers, they will be required to make payments in tranches, including a payment after a contract is executed but prior to commencement of the project. We believe our existing cash, together with revenue generated by operations, will be sufficient to fund our operating expenses and capital equipment requirements for at least the next 12 months.

Other than a line of credit from Thermo Communications Funding, LLC (“Thermo”) and an equity purchase agreement with GHS Investments LLC (“GHS”) discussed below, we presently do not have any available credit, bank financing or other external sources of liquidity. We did not achieve net income from operations for the three or nine months ended September 30, 2019 or the year ended December 31, 2018 and our operations historically have not been a source of liquidity and we cannot be assured they will be in the near future. We may need to obtain additional capital in order to expand operations and fund our activities. Future financing may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. Even if we are able to raise the funds if required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we may be required to delay, reduce the scope of or eliminate our marketing and business development services.

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

Pursuant to the terms of the Credit Agreement, we are permitted to borrow up to $350,000 under the revolving credit line, under a borrowing base equal to the lesser of (i) or 85% of Eligible Accounts (as defined in the Credit Agreement). Borrowings under the Credit Agreement may be used for working capital and to refinance certain existing debt of PVBJ. The Credit Agreement contains certain customary representations and warranties, affirmative and negative covenants, and events of default. Principal covenants include a debt service coverage ratio of not less than 1.15 to 1.0, a fixed charge coverage ratio of not less than 1.15 to 1.0, and maintaining a tangible net worth of at least $150,000, excluding intercompany loans. As of September 30, 2019, we were in compliance with these covenants. The loan commitment was increased in August 2019 to $400,000.

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

As of September 30, 2019, we had outstanding borrowings of $303,526 under the Credit Agreement, the interest rate was 9.5%, and funds totaling $96,474 were available for borrowing under the Credit Agreement.

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

Convertible Note Financing

On October 17, 2019, we entered into a securities purchase agreement (the “Purchase Agreement”) with FirstFire Global Opportunities Fund LLC (the “Investor”), an unrelated third party, pursuant to which, we sold a $110,000 principal amount convertible note (the “Note”) to the Investor for gross proceeds of $100,000, with an original discount issuance of $10,000 (the “Offering”). The transaction closed on October 23, 2019 upon receipt of the funds from the Investor.

The Note will mature on October 17, 2020 and will bear interest at the rate of 8% per annum, which interest will be payable on the maturity date or any redemption date and may be paid, in certain conditions, through the issuance of common shares, at our discretion. We shall make a monthly principal payment to the Investor of $6,000 on the 17th day of each month, starting November 17, 2019. We also have the right, at any time, to repay all or a part of the Note, on at least one prior business days’ notice, in an amount equal to 115% of the principal being repaid, plus any accrued but unpaid interest on the principal amount being repaid.

The Note will be convertible into our common stock at a conversion price of $0.50 per share (the “Fixed Conversion Price”) at the discretion of the holder. At no time will the Investor be entitled to convert any portion of Convertible Note to the extent that after such conversion, the Investor (together with its affiliates) would beneficially own more than 4.99% of our outstanding common stock as of such date. The Note contains standard anti-dilution protection.

The Note includes customary event of default provisions, and provides for a default interest rate of 15%. Upon the occurrence of an event of default, the Investor may require us to redeem all or any portion of the Note (including all accrued and unpaid interest), in cash, at a price equal to the product of (A) the amount to be redeemed multiplied by (B) 125%. In addition, upon an event of default, the conversion price would be the lower of (i) the Fixed Conversion Price or (ii) 75% of the lowest closing price of our common stock during the 10 trading days prior to the conversion date.

Critical Accounting Policies

Please refer to Note 2 in the accompanying financial statements.

Recent Accounting Pronouncements

Please refer to Note 15 in the accompanying financial statements.

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

Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2019, as a result of the material weaknesses described below, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not a party to any material legal proceedings or claims.

Item 1A. Risk Factors

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2019, we sold an aggregate of 78,000 shares of common stock to GHS Investments LLC pursuant to our equity financing agreement, in exchange for proceeds of $26,746. This transaction was exempt from registration under the Securities Act pursuant to Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from H/Cell Energy Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

H/CELL ENERGY CORPORATION

Date: November 12, 2019	By:	/s/ ANDREW HIDALGO
Andrew Hidalgo
Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2019	By:	/s/ MATTHEW HIDALGO
Matthew Hidalgo
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

