Form 10-K
period 2019-12-31
H/Cell Energy Corp
filed 2020-03-25
CIK 1676580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019

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

The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2019, based on the closing sales price of the common stock as quoted on the OTCQB was $627,863. For purposes of this computation, all officers, directors, and 5 percent beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

As of March 24, 2020, there were 7,757,024 shares of registrant’s common stock outstanding.

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

Market Potential

According to the International Energy Agency’s World Energy Outlook 2019, renewable energy will become the leading source of primary energy consumption by 2050. During that time, the market share of renewable energy is expected to rise from its current 15% to 30%. This rapid growth in the use of renewable energy is led by continued expansion in renewable energy technology, the need to lessen dependency on fossil fuel energy, grid-based vulnerabilities and the battle against global warming.

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

Each HC-1 system is custom designed to accommodate the electrical loads for an end user. The system is completely scalable. Typically, one HC-1 standard system configuration can provide 40 kWh per day, which is a sufficient amount of electricity to satisfy the daily demand of a majority of homes in the United States. If the customer is connected to the utility grid, excess energy production can be transferred to the utility company at market rates. Energy credits for production alone are also available in some states.

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

Pride sells, designs, installs and maintains a variety of technology products in the security systems market, including commercial alarm systems, access control and video surveillance. Pride also provides annual maintenance contracts. The division generates approximately half of its revenue from government contracts and the other half from the commercial sector. Pride has recurring annual maintenance revenue of close to AUD $1.7 million. Pride is a certified security systems integrator for the Queensland Government and has various government contracts in place for installation, maintenance and project services. Pride also works with a number of general contractors as a subcontractor for security systems integration.

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

PVBJ Subsidiary

On February 1, 2018, we acquired PVBJ Inc. (“PVBJ”) for 444,445 shares of our common stock with a fair value of $1,177,779 and $221,800 in earn-out liability. Established in 2008 and historically profitable, PVBJ is well recognized for the design, installation, maintenance and emergency service of environmental systems both in residential and commercial markets. PVBJ is now expanding into renewable energy systems. PVBJ has an extensive and notable customer base.

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

Employees

As of March 24, 2020, we had 46 full time employees, of which 26 worked for Pride, 16 for PVBJ, and four at corporate. We plan to hire employees on an as-needed basis. None of our employees are represented by a labor union, and we believe that our relations with our employees are good.

Item 1A. Risk Factors

Risks Related to Our Company and Our Business

We have a short operating history and have generated minimal revenue to date. This makes it difficult to evaluate our future prospects and increases the risk that we will not be successful.

We were incorporated in August 2015, have been operating for less than five years. As a result, we have a very limited operating history for you to evaluate in assessing our future prospects. We are subject to all risks inherent in a developing business enterprise. Our likelihood of continued success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the services industry and the competitive and regulatory environment in which we operate. As a new industry, there are few established companies whose business models we can follow. Similarly, there is little information about comparable companies for potential investors to review in making a decision about whether to invest in the Company.

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

The federal government currently offers an investment tax credit of qualified expenditures under Section 25D of the Internal Revenue Code, or the Federal ITC, for the installation of certain residential renewable energy systems, such as our HC-1 system. The credit was at 30% for projects that were placed in service by December 31, 2019, then decline to 26% for systems placed in service by December 21, 2020, and to 22% for systems placed in service by December 31, 2021. The credit is scheduled to expire effective January 1, 2022. This credit was previously scheduled to expire effective January 1, 2017, and there can be no assurances that it will be further extended, or if extended, that the amount of the tax credit will remain at similar levels.

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

Future changes to government or internal utility regulations and policies that favor electric utilities could also reduce our competitiveness, cause a significant reduction in demand for our products and services, and threaten the economics of our existing energy contracts. For example, in October 2015, the Hawaii Public Utilities Commission capped the state’s net metering program at existing levels and net metering no longer is available to new customers. In late-December 2015, the Nevada Public Utilities Commission also effectively capped the state’s net metering program at existing levels and net metering no longer is available to new customers. In addition, Nevada’s rules include significant additional monthly charges on customers who interconnect their solar energy systems, significant reduction in the amount of bill credit for energy generated by their solar energy system that is exported to the grid in excess of electric load used by customers, and application of the new rules to existing customers with solar energy systems.

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

We have made two acquisitions since January 1, 2017 and currently intend to grow our business by making additional strategic acquisitions, although we currently have no agreements to do so. However, we may not be able to identify suitable acquisition opportunities, or may be unable to complete such acquisitions. We may pay for acquisitions with our common stock or with convertible securities, which may dilute your investment in our common stock, or we may decide to pursue acquisitions that investors may not agree with. In connection with our acquisitions, we may also agree to substantial earn-out arrangements. To the extent we defer the payment of the purchase price for any acquisition through a cash earn-out arrangement, it will reduce our cash flows in subsequent periods. In addition, acquisitions may expose us to operational challenges and risks, including:

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

As of December 31, 2019, we had $1,373,621 of goodwill and indefinite-lived intangible assets. Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles—Goodwill and other (“ASC 350”) requires that we test these assets for impairment annually (or more frequently should indications of impairment arise) by first assessing qualitative factors and then by quantitatively estimating the fair value of each of our reporting units (calculated using a discounted cash flow method) and comparing that value to the reporting units’ carrying value, if necessary. If the carrying value exceeds the fair value, there is a potential impairment and additional testing must be performed. In performing our annual tests and determining whether indications of impairment exist, we consider numerous factors including actual and projected operating results of each reporting unit, external market factors such as market prices for similar assets and trends within our industry. We performed an annual assessment, at December 31, 2019, of the recoverability of our goodwill and indefinite-lived intangibles, noting no instances of impairment. However, future events may occur that could adversely affect the estimated fair value of our reporting units. Such events may include, but are not limited to, strategic decisions made in response to changes in economic and competitive conditions and the impact of the economic environment on our operating results. Failure to achieve sufficient levels of cash flow at our reporting units could also result in impairment charges on goodwill. If the value of the acquired goodwill is impaired, our operating results and shareholders’ equity could be adversely affected.

We also had $63,161 of definite-lived intangible assets as of December 31, 2019. FASB ASC Topic 360-10-35, (“ASC 360-10-35”) requires companies to review these assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. No such events or circumstances were identified during the year ended December 31, 2019. If similar events occur as enumerated above such that we believe indicators of impairment are present, we would test for recoverability by comparing the carrying value of the asset to the net undiscounted cash flows expected to be generated from the asset. If those net undiscounted cash flows do not exceed the carrying amount, we would perform the next step, which is to determine the fair value of the asset, which could result in an impairment charge. Any impairment charge recorded could negatively affect our operating results and shareholders’ equity.

Any outbreak of contagious diseases, or other adverse public health developments, could have a material and adverse effect on our business operations, financial condition and results of operations.

In December 2019, a novel strain of coronavirus was first identified in Wuhan, Hubei Province, China, and has since spread to a number of other countries, including the United States. Any outbreak of contagious diseases, or other adverse public health developments, could have a material and adverse effect on our business operations. For example, the coronavirus may impact the global economy or negatively affect various aspects of our business, including our workforce and demand for our services. An impact to our workforce could impact our ability to deliver our services to our customers and make it more difficult to meet our expectations and obligations. The extent to which the coronavirus may impact our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus. A health pandemic or other outbreak could materially and adversely affect our business, financial condition and results of operations.

Risks Related to Our Common Stock

Our officers, directors and principal shareholders will own a controlling interest in our voting stock and investors will not have any voice in our management.

As of March 24, 2020, our officers, directors and principal shareholders, in the aggregate, beneficially own or control the votes of approximately 91.8% of our outstanding common stock. As a result, these stockholders, acting together, will have the ability to control substantially all matters submitted to our stockholders for approval, including:

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

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We are authorized to issue an aggregate of 25,000,000 shares of common stock and 5,000,000 shares of “blank check” preferred stock. In addition, we have reserved 2,500,000 shares of common stock for issuance under our 2016 stock option incentive plan, of which 1,245,000 million options have been issued, 200,000 have been exercised, 346,500 cancelled and there are 698,500 currently exercisable. The options were issued at various prices. We may issue additional shares of our common stock or other securities that are convertible into or exercisable for our common stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of our common stock may create downward pressure on the trading price of the common stock. We will likely need to raise additional capital in the near future to meet our working capital needs, and there can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with these capital raising efforts, including at a price (or exercise or conversion prices) that could be below the price an investor paid for stock.

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

Our common stock is not actively traded, and the bid and asked prices for our common stock on the OTCQB Market may fluctuate widely. As a result, investors may find it difficult to dispose of, or to obtain accurate quotations of the price of, our securities. This severely limits the liquidity of the common stock and would likely reduce the market price of our common stock and hamper our ability to raise additional capital.

Our common stock is not currently traded at high volume, and you may be unable to sell at or near ask prices or at all if you need to sell or liquidate a substantial number of shares at one time.

Our common stock is currently traded, but with very low if any, volume, based on quotations on the OTCQB Market, meaning that the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small or non-existent. During the year ended December 31, 2019, there was an average of approximately 1,694 shares traded per trading day, with no trading on 170 of 252 trading days. This situation is attributable to a number of factors, including the fact that we are a small company which is still relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that trading levels will be sustained.

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

Management has identified a material weakness in the design and effectiveness of our internal controls, which, if not remediated could affect the accuracy and timeliness of our financial reporting and result in misstatements in our financial statements.

In connection with the preparation of our Report on Form 10-K, an evaluation was carried out by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of December 31, 2019. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During evaluation of disclosure controls and procedures as of December 31, 2019 conducted as part of our annual audit and preparation of our annual financial statements, management conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective. Management determined that at December 31, 2019, we had a material weakness that relates to the relatively small number of staff who have bookkeeping and accounting functions. In addition, we lacked sufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of U.S. GAAP and SEC disclosure requirements. This limited number of staff prevents us from segregating duties within our internal control system.

This material weakness could result in a misstatement to the accounts and disclosures that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected. If we do not remediate the material weakness or if other material weaknesses are identified in the future, we may be unable to report our financial results accurately or to report them on a timely basis, which could result in the loss of investor confidence and have a material adverse effect on our stock price as well as our ability to access capital and lending markets.

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

ITEM 2 – PROPERTIES

We maintain our principal office at 3010 LBJ Freeway, Suite 1200, Dallas, TX 75234. Our telephone number at that office is (972) 888-6009. Our office is in a shared office space provider, for which we entered into a one-year lease in January 2019 at a cost of $120 per month and currently the lease is month-to-month. Our Pride main office is located at 1/36 Kerryl Street Kunda Park, Queensland Australia at a cost of $2,640 and our PVBJ office located at 141 Robbins Road Suite 100 Downingtown, PA United States at a cost of $1,430 a month.

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

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock has been available for quotation on the OTCQB Markets under the symbol “HCCC” since November 21, 2017. The price range during the year ended December 31, 2019, was a low of $0.25 per share and a high of $1.60 per share.

On March 24, 2020, the closing sale price of our common stock, as reported by the OTC Markets, was $0.19 per share. On March 24, 2020, there were 49 holders of record of our common stock. Because certain of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Equity Compensation Information

The following table summarizes information about our equity compensation plans as of December 31, 2019.

Plan Category	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options (a)	Weighted-Average Exercise Price of Outstanding Options	Number of Options Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)
Equity compensation plans approved by stockholders	698,500	0.43	1,255,000
Equity compensation plans not approved by stockholders	—	—	—
Total	698,500	0.43	1,255,000

Recent Sales of Unregistered Securities

During the quarter ended December 31, 2019, we sold an aggregate of 31,500 shares under our equity purchase agreement with GHS Investments for aggregate net proceeds of $10,510.

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

Current Operating Trends

Currently, a number of technicians are licensed to install our HC-1 systems in the Mid-Atlantic region of the U.S. and Australia. In addition to recently establishing a clean energy division, Pride is a highly regarded and established company that designs, installs and maintains a variety of technology products in the security systems market. Pride also provides annual maintenance programs which amount to approximately AUD $1.7 million per annum. Pride currently generates approximately half of its revenue from government contracts and the other half from the commercial sector. Pride is a certified and licensed security systems integrator for the Queensland Government and has various government contracts in place for installation, maintenance and project services.

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

Results of Operations

For the years ended December 31, 2019 and 2018

Revenue and Cost of Revenue

For the year ended December 31, 2019, we had $6,817,324 of revenue and $4,854,878 of cost of revenue. Pride revenues for year ended December 31, 2019 were $3,943,528, down from $5,073,533 for the year ended December 31, 2018. This was due in large part to government and contract jobs that Pride were awarded in 2019 but pushed into 2020. PVBJ revenue for 2019 was $2,873,796, up from $2,440,854 for the year ended December 31, 2018. This was due to a large contract job performed in January 2019, new direct digital controls division that PVBJ started in 2019, along with another month of revenue in 2019 as PVBJ was acquired in February of 2018. For the year ended December 31, 2018, we had $7,546,437 of revenue and $5,532,983 of cost of revenue, of which $40,548 and $40,376, respectively, was related party.

	For the Year Ended
	December 31, 2019	December 31, 2018
Revenue by segment
Renewable systems integration	$203,394	$40,548
Non-renewable system integration	6,613,930	7,505,889
	$6,817,324	$7,546,437

General and Administrative Expenses

During the year ended December 31, 2019, our total operating expenses were $2,415,785. $528,283 was related to the Renewable Systems Integration segment, including corporate expenses comprised of $150,000 of gross payroll, $98,451 of accounting fees related to audit, consulting and tax costs, $80,500 in management disbursements, $58,000 of legal fees, $25,669 of dues and subscription fees, which pertained to transfer agent, press release, EDGAR fees and OTC Market annual listing fees, $23,089 of stock-based compensation, $21,084 of amortization, $16,138 of directors and officers insurance liability, $10,916 of travel and meals, $10,457 of payroll taxes, $9,313 of investor relations, $8,000 of investment banking fees, $7,846 in automobile expense and $8,820 of miscellaneous expenses.

The Non-renewable Systems Integration segment incurred general and administrative expenses during the year ended December 31, 2019 of $1,887,502, including management and administrative salaries of $892,661 along with $466,268 of other various employee expenses, such as vacation, sick time, training, workcover and retirement benefits. In addition, facilities lease and storage expense for the Pride and PVBJ offices totaled $101,627 and auto allowance and vehicle lease totaled $57,669. Insurance expense was $191,041, which related to liability and health. Other expenses included $66,892 of telecommunications, information technology and computer expense, $37,605 in licenses, tools, safety, dues and subscriptions, $13,370 in accounting and legal fees, $13,237 in meals, $10,774 in utilities, $9,350 of advertising and $27,008 in miscellaneous expenses.

We incurred $13,000 of income tax expense and other expenses totaling $258,054 for the year ended December 31, 2019, including $233,345 of interest expense – related party, $42,897 of interest expense and $18,463 change in fair value earn-out, offset by $36,651 of gain on fixed asset disposal.

During the year ended December 31, 2018, our total operating expenses were $2,446,860. $565,700 was related to the Renewable Systems Integration segment, including corporate expenses comprised of $150,000 of gross payroll, $87,560 of accounting fees related to audit, consulting and tax costs, $78,000 in management disbursements, $68,293 of stock-based compensation, $63,050 of legal fees, $30,343 of dues and subscription fees, which pertained to transfer agent, press release, EDGAR fees and OTC Market annual listing fees, $18,063 of directors and officers insurance liability, $16,877 of amortization, $12,545 of investor relations, $12,221 of travel, $10,168 of payroll taxes, and $18,580 of miscellaneous expenses.

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

As a result of the foregoing, we had net losses of $724,393 and $554,010 for the years ended December 31, 2019 and 2018.

Liquidity and Capital Resources

As of December 31, 2019, we had a working capital deficit of $249,147, comprised of $702,133 of accounts payables and accrued expenses, $269,746 in current line of credit, $87,897 of current operating lease liability, $80,500 of current convertible note payable, $75,743 of current finance leases payable, $47,098 of billings in excess of cost, $41,426 of income tax payable, $39,751 of sales and withholding tax payable and $27,435 of current equipment notes payable, which made up current liabilities at December 31, 2019, offset by $803,659 of accounts receivable, $277,620 of cash, $26,045 of costs in excess of billings and $15,258 of prepaid expenses.

At December 31, 2019, non-current assets included $1,373,621 in goodwill, $478,238 of property and equipment, $222,524 in right of use asset, $130,072 in deferred offering cost, $63,161 of customer list, $46,000 of a deferred tax asset and $32,233 of security deposits. Non-current liabilities included $473,770 in convertible notes payable – related party, net of discount, $307,804 in finance leases, $209,199 of earn out payable, $137,071 in operating lease liability and $72,140 of equipment notes payable.

For the year ended December 31, 2019, we used $412,196 of cash in operating activities, which represented our net loss of $724,393, $349,800 of depreciation and amortization, $279,451 change in accounts receivable, $220,055 of change in right of use liability, $23,089 of stock based compensation, $19,133 costs in excess of billings, $18,463 in change in fair value contingent consideration, $9,000 of income tax payable, $4,000 of change in deferred tax asset and $988 change in prepaid expenses, offset by $222,473 change in operating right of use asset, $204,489 change in accounts payable, $148,149 change in billings excess of cost and $36,651 gain in fixed asset disposals.

For the year ended December 31, 2018, we used $412,646 of cash in operating activities, which represented our net loss of $554,010, $146,105 of depreciation and amortization, $114,656 of billings in excess of cost, $68,293 of stock-based compensation, $28,261 of changes in accounts payable, $5,743 change in deferred tax asset, $15,418 on change in fair value contingent consideration $2,018 of prepaid expenses, $1,067 of costs in excess of billings, and $616 of bad debt expense, offset by $219,501 of changes in accounts receivables, and $17,276 of gain on the sale of assets.

For the year ended December 31, 2019, we used $6,587 of cash, in investing activities relating to the purchase of fixed assets of $244,412 and security deposits of $372, offset by $238,197 of proceeds from the disposition of property and equipment.

For the year ended December 31, 2018, we generated $24,755 of cash from investing activities relating to the purchase of fixed assets of $46,690 and security deposits of $26,922, offset by $30,408 of cash acquired in business acquisition and $67,959 of proceeds from the disposition of property and equipment.

For the year ended December 31, 2019, we generated $331,985 of cash from financing activities relating to $241,387 of proceeds from line of credit, $240,000 for the issuance of convertible debt and $40,122 proceeds from equity financing, offset by $90,000 in legal fees associated with financing transactions, $61,300 in repayments on finance leases and $38,224 in repayments of notes payable.

For the year ended December 31, 2018, we generated $324,443 of cash from financing activities, which represented $395,000 of proceeds from the issuance of convertible debt, $27,175 of net proceeds from a line of credit and $1,000 from the exercise of stock options, offset by $51,048 in repayments on capital leases and $47,684 of repayments of notes payable.

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

Credit Facility

On August 21, 2018, PVBJ entered into a loan and security agreement (the “Credit Agreement”) with Thermo, which was amended in March 2020. The Credit Agreement provides for a revolving line of credit in an amount not to exceed $400,000, which is evidenced by a promissory note issued by PVBJ to Thermo (the “Note”). Pursuant to the Credit Agreement, PVBJ granted a security interest to Thermo in all of its assets. In addition, pursuant to a limited recourse guaranty, Andrew Hidalgo, our Chief Executive Officer, personally guaranteed the repayment of the Credit Agreement under certain conditions.

Pursuant to the terms of the Credit Agreement, we are permitted to borrow up to $400,000 under the revolving credit line, under a borrowing base equal to the lesser of (i) or 85% of Eligible Accounts (as defined in the Credit Agreement). Borrowings under the Credit Agreement may be used for working capital and to refinance certain existing debt of PVBJ. The Credit Agreement contains certain customary representations and warranties, affirmative and negative covenants, and events of default. Principal covenants include a debt service coverage ratio of not less than 1.15 to 1.0, a fixed charge coverage ratio of not less than 1.15 to 1.0, and maintaining a tangible net worth of at least $150,000, excluding intercompany loans. As of December 31, 2019, we were in compliance with these covenants.

The loan commitment shall expire on August 21, 2020. The interest rate applicable to revolving loans under the Credit Agreement is prime plus 5.0%, subject to a minimum interest rate of 9.5%. We paid a loan commitment fee of $7,000, of which $3,500 was paid on closing, and $3,500 was paid on the first anniversary. We will also pay a monthly monitoring fee during the term of the Credit Agreement of 0.33% of the average outstanding balance, payable monthly in arrears.

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

As of December 31, 2019, we had outstanding borrowings of $269,746 under the Credit Agreement, the interest rate was 9.5%, and funds totaling $70,254 were available for borrowing under the Credit Agreement.

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

2018 Convertible Debenture Financing

On January 2, 2018, we entered into a securities purchase agreement (the “2018 Purchase Agreement”) with two of our directors, pursuant to which we sold an aggregate principal amount of $400,000 in 12% Convertible Debentures (the “2018 Debentures”), originally convertible into shares of our common stock at a conversion price of $0.75 per share.

The 2018 Debentures, together with any accrued and unpaid interest, were originally due and payable on January 2, 2020 (the “2020 Maturity Date”). Interest on the 2018 Debentures accrues at the rate of 12% per annum, payable monthly in cash, beginning on February 1, 2018 and on the 2020 Maturity Date. The 2018 Debentures are convertible into common stock at a conversion price of $0.75 per share at the discretion of the holder, with special provisions applying to any holder whose conversion would result in the holder beneficially owning more than 4.99% of our common stock.

On February 8, 2019, we entered into amendments (the “First Amendments”) with the holders of the 2018 Debentures. Pursuant to the First Amendments, the conversion price of the 2018 Debentures was reduced from $0.75 to $0.50, and the interest rate on the 2018 Debentures was reduced from 12% to 10%. On January 3, 2020, we entered into amendments (the “Second Amendments”) with the holders of the 2018 Debentures. Pursuant to the Second Amendments, the 2020 Maturity Date was extended until February 8, 2021.

Equity Financing Agreement

On July 9, 2019, we entered into an equity financing agreement (the “Equity Purchase Agreement”) and a registration rights agreement (the “Registration Rights Agreement”) with GHS, pursuant to which GHS has agreed to purchase from us up to $3,000,000 in shares (the “Shares”) of our common stock, subject to certain limitations and conditions set forth in the Equity Purchase Agreement. Additionally, we issued 30,000 shares to GHS as a commitment fee.

Under the Equity Purchase Agreement, we have the right, from time to time at our sole discretion and subject to certain conditions, to direct GHS to purchase shares of common stock on any business day (a “Put”), provided that at least ten trading days has passed since the most recent Put. The purchase price of shares of common stock pursuant to the Equity Purchase Agreement will be 80% of the lowest trading price of the common stock during the 10 trading days prior to the Put (the “Pricing Period”). Such sales of common stock by us, if any, may occur from time to time, at our option, over the 24-month period commencing on July 31, 2019.

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

In all instances, we may not sell shares of our common stock to GHS under the Equity Purchase Agreement if it would result in GHS beneficially owning more than 4.99% of our common stock. In addition, no Put can be made in an amount that exceeds $400,000. As of March 24, 2020, we have sold an aggregate of 188,250 shares of our common stock to GHS under the Equity Purchase Agreement for aggregate net proceeds of $59,949.

2019 Convertible Note Financing

On October 17, 2019, we entered into a securities purchase agreement with FirstFire Global Opportunities Fund LLC (“FirstFire”), an unrelated third party, pursuant to which, we sold a $110,000 principal amount convertible note (the “2019 Note”) to FirstFire for gross proceeds of $100,000, with an original discount issuance of $10,000. The transaction closed on October 23, 2019 upon receipt of the funds from FirstFire.

The 2019 Note will mature on October 17, 2020 and will bear interest at the rate of 8% per annum, which interest will be payable on the maturity date or any redemption date and may be paid, in certain conditions, through the issuance of common shares, at our discretion. We make a monthly principal payment to FirstFire of $6,000 on the 17th day of each month, which started November 17, 2019. We also have the right, at any time, to repay all or a part of the 2019 Note, on at least one prior business days’ notice, in an amount equal to 115% of the principal being repaid, plus any accrued but unpaid interest on the principal amount being repaid.

The 2019 Note will be convertible into our common stock at a conversion price of $0.50 per share (the “Fixed Conversion Price”) at the discretion of the holder. At no time will FirstFire be entitled to convert any portion of the 2019 Note to the extent that after such conversion, FirstFire (together with its affiliates) would beneficially own more than 4.99% of our outstanding common stock as of such date. The 2019 Note contains standard anti-dilution protection.

The 2019 Note includes customary event of default provisions, and provides for a default interest rate of 15%. Upon the occurrence of an event of default, FirstFire may require us to redeem all or any portion of the 2019 Note (including all accrued and unpaid interest), in cash, at a price equal to the product of (A) the amount to be redeemed multiplied by (B) 125%. In addition, upon an event of default, the conversion price would be the lower of (i) the Fixed Conversion Price or (ii) 75% of the lowest closing price of our common stock during the 10 trading days prior to the conversion date.

2020 Convertible Note Financing

On January 15, 2020, we entered into a securities purchase agreement with FirstFire pursuant to which, we sold a $85,250 principal amount convertible note (the “2020 Note”) to FirstFire for gross proceeds of $77,500, with an original discount issuance of $7,750. The transaction closed on January 16, 2020 upon receipt of the funds from FirstFire.

The 2020 Note will mature on January 15, 2021 and will bear interest at the rate of 8% per annum, which interest will be payable on the maturity date or any redemption date and may be paid, in certain conditions, through the issuance of common shares, at our discretion. We make a monthly principal payment to FirstFire of $4,500 on the 15th day of each month, which started February 15, 2020. We also have the right, at any time, to repay all or a part of the 2020 Note, on at least one prior business days’ notice, in an amount equal to 115% of the principal being repaid, plus any accrued but unpaid interest on the principal amount being repaid.

The 2020 Note will be convertible into our common stock at the Fixed Conversion Price at the discretion of the holder. At no time will FirstFire be entitled to convert any portion of the 2020 Note to the extent that after such conversion, FirstFire (together with its affiliates) would beneficially own more than 4.99% of our outstanding common stock as of such date. The 2020 Note contains standard anti-dilution protection.

The 2020 Note includes customary event of default provisions, and provides for a default interest rate of 15%. Upon the occurrence of an event of default, FirstFire may require us to redeem all or any portion of the 2020 Note (including all accrued and unpaid interest), in cash, at a price equal to the product of (A) the amount to be redeemed multiplied by (B) 125%. In addition, upon an event of default, the conversion price would be the lower of (i) the Fixed Conversion Price or (ii) 75% of the lowest closing price of our common stock during the 10 trading days prior to the conversion date.

Critical Accounting Policies

Please refer to Note 2 in the accompanying financial statements for our policies.

Recent Accounting Pronouncements

Please refer to Note 19 in the accompanying financial statements.

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

H/CELL ENERGY CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of H/Cell Energy Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of H/Cell Energy Corporation (the Company) as of December 31, 2019, and 2018, and the related consolidated statements of operations - comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its consolidated operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Somerset, New Jersey

March 25, 2020

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

H/CELL ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018

ASSETS
Current assets
Cash and cash equivalents	$277,620	$359,134
Accounts receivable (net retention)	803,659	1,087,381
Prepaid expenses	15,258	16,282
Costs and earnings in excess of billings	26,045	45,478
Total current assets	1,122,582	1,508,275

Property and equipment, net	478,238	476,436
Security deposits and other non-current assets	32,233	32,530
Deferred tax asset	46,000	50,000
Customer lists, net	63,161	83,645
Right of use asset	222,524	-
Deferred offering cost	130,072	-
Goodwill	1,373,621	1,373,621

Total assets	$3,468,431	$3,524,507

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$702,133	$891,354
Billings in excess of costs and earnings	47,098	195,331
Sales and withholding tax payable	39,751	59,857
Current operating lease liability	87,897	-
Current equipment notes payable	27,435	38,991
Current finance lease payable	75,743	65,265
Current line of credit	269,746	-
Current convertible note payable	80,500	-
Income tax payable	41,426	48,643
Total current liabilities	1,371,729	1,299,441

Noncurrent liabilities
Line of credit	-	28,359
Lease operating liability	137,071	-
Earn-out payable	209,199	190,736
Equipment note payable	72,140	121,038
Finance leases	307,804	232,876
Convertible note payable – related party, net of discount	473,770	29,122
Total noncurrent liabilities	1,199,984	602,131

Total liabilities	2,571,713	1,901,572

Commitments and contingencies

Stockholders’ equity
Preferred stock - $0.0001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock - $0.0001 par value; 25,000,000 shares authorized; 7,725,524 and 7,586,024 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	772	758
Additional paid-in capital	2,969,686	2,983,476
Accumulated deficit	(2,010,157)	(1,285,764)
Accumulated other comprehensive loss	(63,583)	(75,535)
Total stockholders’ equity	896,718	1,622,935

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$3,468,431	$3,524,507

The accompanying notes are an integral part of these consolidated financial statements.

H/CELL ENERGY CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS – OTHER COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2019	2018

Revenue
Sales	$6,817,324	$7,505,889
Related party	-	40,548
Total revenue	6,817,324	7,546,437

Cost of goods sold
Direct costs	4,854,878	5,492,607
Direct costs – related party	-	40,376
Total cost of goods sold	4,854,878	5,532,983

Gross profit	1,962,446	2,013,454

Operating expenses
General and administrative expenses	2,335,285	2,368,860
Management fees – related party	80,500	78,000
Total operating expenses	2,415,785	2,446,860

Loss from operations	(453,339)	(433,406)

Other expenses (income)
Interest expense	42,897	26,584
Interest expense – related party	233,345	79,622
Change in fair value earn-out	18,463	15,418
Gain on fixed asset disposal	(36,651)	(17,277)
Total other expenses	258,054	104,347

Net loss before taxes	(711,393)	(537,753)

Income tax provision	13,000	16,257

Net loss	$(724,393)	$(554,010)

Other comprehensive income (loss), net

Foreign currency translation adjustment	11,952	(46,725)

Comprehensive loss	$(712,441)	$(600,735)

Loss per share
Basic	$(0.09)	$(0.07)
Diluted	$(0.09)	$(0.07)
Weighted average common shares outstanding
Basic	7,644,653	7,586,024
Diluted	7,644,653	7,586,024

The accompanying notes are an integral part of these consolidated financial statements.

H/CELL ENERGY CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2019 AND DECEMBER 30, 2018

	Common Stock		Preferred Stock				Accumulated
	Number of Shares	Amount	Number of shares	Amount	Additional Paid-In Capital	Accumulated Income (Deficit)	Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Beginning, December 31, 2017	7,041,579	$704	-	$-	1,335,656	$(731,754)	$(28,810)	$575,796

Issuance of common stock February 2018, PVBJ Acquisition	444,445	44	-	-	1,183,537	-	-	1,183,581

Stock option exercise	100,000	10	-	-	990	-	-	1,000

Stock-based compensation expense	-	-	-	-	68,293	-	-	68,293

Beneficial conversion feature	-	-	-	-	395,000	-	-	395,000

Foreign currency translation adjustment	-	-	-	-	-	-	(46,725)	(46,725)

Net loss	-	-	-	-	-	(554,010)	-	(554,010)

Ending, December 31, 2018	7,586,024	$758	-	$-	2,983,476	$(1,285,764)	$(75,535)	$1,622,935

The accompanying notes are an integral part of these consolidated financial statements.

	Common Stock		Preferred Stock				Accumulated
	Number of Shares	Amount	Number of shares	Amount	Additional Paid-In Capital	Accumulated Income (Deficit)	Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Beginning, January 1, 2019	7,586,024	$758	-	$-	$2,983,476	$(1,285,764)	$(75,535)	$1,622,935

Stock-based compensation	-	-	-	-	23,089	-	-	23,089

Beneficial conversion feature	-	-	-	-	97,500	-	-	97,500

Commitment shares	30,000	3	-	-	44,997	-	-	45,000

Equity financing (net proceeds)	109,500	11	-	-	37,084	-	-	37,095

Foreign currency translation adjustment	-	-	-	-	-	-	11,952	11,952

Debt extinguishment	-	-	-	-	(216,460)	-	-	(216,460)

Net loss	-	-	-	-	-	(724,393)	-	(724,393)

Ending, December 31, 2019	7,725,524	$772	-	$-	$2,969,686	$(2,010,157)	$(63,583)	$896,718

The accompanying notes are an integral part of these consolidated financial statements.

H/CELL ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(724,393)	$(554,010)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	349,800	146,105
Stock-based compensation	23,089	68,293
Change in deferred tax asset	4,000	5,743
Gain on sale of assets	(36,651)	(17,276)
Change in fair value contingent consideration	18,463	15,418
Bad debt expense	-	616
Change in operating assets and liabilities:
Change in operating right of use asset	(222,473)	-
Change in right of use liability	220,055	-
Accounts and retainage receivable	279,451	(219,501)
Prepaid expenses and other costs	988	(2,018)
Costs in excess of billings	19,113	1,067
Accounts payable and accrued expenses	(204,489)	28,261
Income tax payable	9,000
Billings in excess of costs	(148,149)	114,656

Net cash used in operating activities	(412,196)	(412,646)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of fixed assets	(244,412)	(46,690)
Cash acquired in business acquisition	-	30,408
Security deposits	(372)	(26,922)
Proceeds from disposition of property and equipment	238,197	67,959

Net cash provided by (used in) investing activities	(6,587)	24,755

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of convertible debt	240,000	395,000
Repayments on finance leases	(61,300)	(51,048)
Repayments on notes payable	(38,224)	(47,684)
Proceeds from line of credit	241,387	27,175
Legal fees paid associated with financing	(90,000)	-
Proceeds from equity financing	40,122	-
Proceeds related to stock option exercises	-	1,000

Net cash provided by financing activities	331,985	324,443

Net decrease in cash and cash equivalents	(86,798)	(63,448)

Effect of foreign currency translation on cash	5,284	(33,118)

Cash and cash equivalents, beginning of period	359,134	455,700

Cash and cash equivalents, end of period	$277,620	$359,134
Supplemental disclosure of non-cash investing and financing activities

Common stock issued for acquisition of business	$-	$1,177,779
Fair value of net assets acquired in business combination	$-	$2,056,344
Beneficial conversion feature	$97,500	$395,000
Vehicle leases	$120,413	$-
Stock issued for deferred financing fee	$45,000	$-
Reclassification of deferred financing fee to additional paid in capital	$4,931	$-

The accompanying notes are an integral part of these consolidated financial statements

H/CELL ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

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

Accounts Receivable

Accounts receivable are recorded when invoices are issued and are presented in the balance sheet net of the allowance for doubtful accounts. The allowance for doubtful accounts is estimated based on the Company’s historical losses, the existing economic conditions in the construction industry, and the financial stability of its customers. Accounts are written off as uncollectible after collection efforts have failed. In addition, the Company does not generally charge interest on past-due accounts or require collateral. At December 31, 2019 and 2018, there was no allowance for doubtful accounts required.

Property and Equipment, and Depreciation

Property and equipment are stated at cost. Depreciation is generally provided using the straight line method over the estimated useful lives of the related assets. Leasehold improvements are amortized on a straight line basis over the shorter of the remaining term of the lease or the estimated useful life of the improvement.

Repairs and maintenance that do not improve or extend the lives of the property and equipment are charged to expense as incurred.

H/CELL ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

Goodwill and Finite-Lived Intangible Assets

Goodwill represents the excess of the aggregate of the following (1) consideration transferred, (2) the fair value of any non-controlling interest in the acquiree, and (3) if the business combination is achieved in stages, the acquisition-date fair value of our previously held equity interest in the acquiree over the net of the acquisition-date amounts of the identifiable assets acquired and the liabilities assumed. Identifiable intangible assets consist primarily of customer lists and relationships, non-compete agreements and technology based intangibles and other contractual agreements. The Company amortizes finite lived identifiable intangible assets over five years, on a straight-line basis to their estimated residual values and periodically reviews them for impairment. Total goodwill and identifiable intangible assets comprised 41% of the Company’s consolidated total assets at each of December 31, 2019 and 2018.

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

As of December 31, 2019, the Company had recorded goodwill in the amount of $1,373,621 related to the PVBJ acquisition. The performance of the Company’s fiscal 2019 impairment analysis did not result in an impairment of the Company’s goodwill.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of two components, net loss and other comprehensive income (loss). The Company’s other comprehensive income (loss) is comprised of foreign currency translation adjustments.

Advertising Costs

Advertising costs are charged to expense during the period in which they are incurred. Advertising expense for the years ended December 31, 2019 and 2018 was $9,350 and $4,426, respectively.

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

H/CELL ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

For the year ended December 31, 2019, the Company recorded other comprehensive income from a translation gain of $11,952 in the consolidated financial statements. For the year ended December 31, 2018, the Company recorded other comprehensive loss from a translation loss of $46,725 in the consolidated financial statements.

Revenue Recognition

On January 1, 2018, the Company adopted Accounting Standard Update (“ASU”) ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”) using the modified retrospective method applied to those contracts which were not completed as of December 31, 2018. Results for reporting periods beginning January 1, 2018 are presented under ASU 2014-09, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period.

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

DECEMBER 31, 2019 AND 2018

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

Disaggregated Revenue:

For the years ended December 31, 2019 and 2018, revenues from contracts with customers summarized by Geographical Area and Revenue Stream were as follows:

	2019	2018
United States - Service	$2,713,796	$2,440,854
Australia - Service	1,862,922	1,941,078
United States - Contract	160,000	40,548
Australia - Contract	2,080,606	3,123,957
Total	$6,817,324	$7,546,437

Cash and Cash Equivalents

Cash and cash equivalents includes cash in bank and money market funds as well as other highly liquid investments with an original maturity of three months or less. The Company had no cash equivalents as of December 31, 2019 or 2018.

Stock-Based Compensation

The Company recognizes expense for its stock-based compensation based on the fair value of the awards at the time they are granted. The Company estimates the value of stock option awards on the date of grant using the Black-Scholes model. The determination of the fair value of stock-based payment awards on the date of grant is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price volatility over the term of the awards, expected term and risk-free interest rate expected. The Company recognizes forfeitures in the period in which they occur. The Company’s outstanding awards do not contain market or performance conditions.

H/CELL ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

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

DECEMBER 31, 2019 AND 2018

The table below presents a reconciliation of the fair value of the Company’s contingent earn-out obligations that use significant unobservable inputs (Level 3).

Fair value earn-out liability from acquisition of PVBJ Inc.	$175,318
Adjustments to fair value	15,418
Balance sheet as of December 31, 2018	190,736
Payments	-
Adjustments to fair value	18,463
Balance as of December 31, 2019	$209,199

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

Net Loss Per Common Share

The Company computes basic net loss per share by dividing net loss per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of diluted loss per share excludes dilutive securities, because their inclusion would be anti-dilutive. Dilutive securities for the periods presented are as follows:

	December 31, 2019	December 31, 2018

Options to purchase common stock	698,500	955,000
Convertible debt	1,100,000	800,000
Totals	1,798,500	1,755,000

3.	RELATED PARTY TRANSACTIONS

The Company’s former office space during the year ended December 31, 2018 consisted of approximately 800 square feet, which was donated to it from one of its executive officers. There was no lease agreement and the Company paid no rent.

In September 2018, the Company entered into a contract with Steve Mullane, the Executive General Manager of Pride, for a solar installation. The system installation was complete as of December 31, 2018. Costs incurred were $8,333 along with revenue of $8,759 for year ended December 31, 2018.

In August 2019, the Company entered into a contract with a Pride employee for a solar installation. The system installation was complete as of December 31, 2019. Costs incurred were $5,169 along with revenue of $6,416 for year ended December 31, 2019.

In June 2016, the Company entered into a contract with Rezaul Karim, one of its former directors, for the installation of an HC-1 system. The system installation was complete as of December 31, 2018. The system installation generated $8,499 and $40,288 of revenue for the year ended December 31, 2018. The Company subcontracted the installation of the system to Renewable Energy Holdings LLC (“REH”), a company owned by Mike Strizki, one of the Company’s executive officers. James Strizki, one of the Company’s executive officers, is vice president of operations at REH. There was $9,019 and $40,636 of costs for the year ended December 31, 2018, respectively.

H/CELL ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

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

There was $80,500 and $78,000 of management fees expensed for the years ended December 31, 2019 and 2018, respectively, to Turquino Equity LLC (Turquino”), a significant shareholder wholly-owned by the Chief Executive Officer and Chief Financial Officer.

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

On August 21, 2018, PVBJ entered into a loan and security agreement (the “Credit Agreement”) with Thermo Communications Funding, LLC (“Thermo”). The Credit Agreement provides for a revolving line of credit in an amount not to exceed $350,000, which is evidenced by a promissory note issued by PVBJ to Thermo (the “Note”). Pursuant to the Credit Agreement, PVBJ granted a security interest to Thermo in all of its assets. In addition, pursuant to a limited recourse guaranty, Andrew Hidalgo, the Company’s Chief Executive Officer personally guaranteed the repayment of the Credit Agreement under certain conditions. As of December 31, 2019, the Company was in compliance with these covenants and the facility was increased to $400,000 in March of 2020.

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

Cash is maintained at an authorized deposit-taking institution (bank) incorporated in both the United States and Australia and is insured by the U.S. Federal Deposit Insurance Corporation and Australian Securities & Investments Commission up to $250,000 and approximately $186,000 USD in total, respectively. At December 31, 2019 and December 31, 2018, the balance was fully covered under the $250,000 threshold in the United States. In Australia, the balance exceeded the threshold at December 31, 2019 by $10,563 and exceeded the threshold by $133,578 at December 31, 2018.

Credit risk for trade accounts is concentrated as well because substantially all of the balances are receivable from entities located within certain geographic regions. To reduce credit risk, the Company performs ongoing credit evaluations of its customers’ financial conditions, but does not generally require collateral. In addition, at December 31, 2019, one of the Company’s accounts receivable was due from one customer at approximately 13%. At December 31, 2018, approximately 20% of the Company’s accounts receivable was due from two unrelated customers, each at 10%.

H/CELL ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

5.	MAJOR CUSTOMERS

There was one customer with a concentration of 10% or higher of the Company’s revenue, at 14% for the year ended December 31, 2019, and three customers with a concentration of 10% or higher of the Company’s revenue, two at 13% and one at 12% for the year ended December 31, 2018.

6.	PROPERTY AND EQUIPMENT

At December 31, 2019 and December 31, 2018, property and equipment were comprised of the following:

	December 31, 2019	December 31, 2018
Furniture and fixtures (5 to 7 years)	$11,649	$11,661
Machinery and equipment (5 to 7 years)	44,578	36,969
Computer and software (3 to 5 years)	48,219	88,021
Auto and truck (5 to 7 years)	756,138	785,979
Leasehold improvements (life of lease)	34,707	34,788
	895,291	957,418
Less accumulated depreciation	417,053	480,982
	$478,238	$476,436

Depreciation expense for the years ended December 31, 2019 and 2018 was $164,392 and $145,606, respectively.

7.	UNCOMPLETED CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts are summarized as follows at December 31, 2019 and December 31, 2018:

	December 31, 2019	December 31, 2018
Costs incurred on uncompleted contracts	$465,686	$811,173
Estimated earnings	454,132	469,109
Costs and estimated earnings on uncompleted contracts	919,818	1,280,282
Billings to date	750,769	1,265,475
Costs and estimated earnings in excess of billings on uncompleted contracts	169,049	14,807
Costs and earnings in excess of billings on completed contracts	(190,102)	(164,660)
	$(21,053)	$(149,853)

Costs in excess of billings (contract asset)	$26,045	$45,478
Billings in excess of cost (contract liability)	(47,098)	(195,331)
	$(21,053)	$(149,853)

8.	LEASES

For leases with a term of 12 months or less, the Company is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities, and the Company has elected to recognize lease expense for such leases on a straight-line basis over the lease term.

The Company previously entered into two leases for office space in Woombye and Brisbane, Queensland, Australia, both which expired in April 2018. The Company signed new leases in January 2019 for a Dallas, Texas shared office space, which ended in December 2019 and is now month-to-month, and February 2018 for new office space in Kunda Park, Queensland Australia, which started in May 2018 and expires in April 2023. The Company also renewed the Brisbane office space for one year, starting in May 2018.

H/CELL ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

On March 25, 2019, the Company signed a lease for new office space in Brisbane, which has a fixed 3% increase annually expiring in March 2025 and includes a renewal period of three years that management is reasonably certain will be exercised. The Company analyzed this lease and determined that this agreement meets the definition of a lease under ASU 2016-02 as it provides management with the exclusive right to direct the use of and obtain substantially all of the economic benefits from the identified leased asset, which is the office space. Management also analyzed the terms of this arrangement and concluded it should be classified as an operating lease, as none of the criteria were met for finance lease classification. As there was only one identified asset, no allocation of the lease payments was deemed necessary. Management did not incur any initial direct costs associated with this lease. As of the commencement date, which was March 25, 2019, a right of use asset and lease liability of $130,736 was recorded on the consolidated balance sheet based on the present value of payments in the lease agreement. Per review of the lease agreement, there was no variable terms identified and there is no implicit rate stated. Therefore, the Company determined the present value of the future minimum lease payments based on the incremental borrowing rate of the Company. The incremental borrowing rate was determined to be 10%, as this is the rate which represents the incremental borrowing rate for the Company, on a collateralized basis, in a similar economic environment with similar payment terms.

On July 1, 2019, the Company signed a lease for the previously month-to-month office space in Downingtown, PA. Per review of the lease, the term is less than 12 months, therefore, the Company has elected to treat this lease as an operating lease and recognize lease expense on a straight-line basis.

The future minimum payments on operating leases for each of the next five years and in the aggregate amount to the following:

2020	$65,112
2021	66,285
2022	67,313
2023	40,157
2024	30,741
Thereafter	7,742
Total lease payments	277,350
Less: present value discount	(52,382)
Total operating lease liabilities	$224,968

The weighted-average remaining term of the Company’s operating leases was 4.5 years and the weighted-average discount rate used to measure the present value of the Company’s operating lease liabilities was 9.69% as of December 31, 2019.

Rent expense for the years ended December 31, 2019 and 2018 was $94,210 and $98,593, respectively, and is included in “General and Administrative” expenses on the related statements of operations.

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

H/CELL ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

Finance Leases

At December 31, 2019, the Company had 13 finance leases with an aggregate net book value of $383,547. The obligations are payable in monthly installments ranging from approximately $503 to $1,578 with interest rates from 3.0% to 5.57% per annum. The leases are secured by the related equipment. Approximate payments to be made on these finance lease obligations are as follows:

2020	$91,959
2021	84,332
2022	78,381
2023	80,920
2024	67,832
Thereafter	11,495

Finance lease obligation	414,919
Less: amounts representing interest	31,372
Less: current maturities of finance lease obligations	75,743

Finance lease obligations, non-current	$307,804

9.	DEBT

Long-term debt consisted of the following:

Equipment Notes Payable

	December 31, 2019	December 31, 2018
Note payable with monthly payments of $716, including interest at 6.50% per annum through November 2020.	$-	$18,707
Note payable with monthly payments of $615, including interest at 6.80% per annum through August 2021.	-	18,383
Note payable with monthly payments of $1,294, including interest at 14.72% per annum through March 2023.	40,733	50,072
Note payable with monthly payments of $1,063, including interest at 5.76% per annum through April 2021.	10,276	18,539

Note payable with monthly payments of $983, including interest at 4.90% per annum through August 2024.	48,566	-
Note payable with monthly payments of $947 including interest at 6.14% per annum through December 2024.	$-	$54,328
Total:	$99,575	$160,029
Less current portion:	(27,435)	(38,991)
Total non-current portion:	$72,140	$121,038

As of December 31, 2019, approximate principal payments to be made on these debt obligations are as follows:

Year ending December 31:	Amount
2020	$27,435
2021	21,131
2022	19,895
2023	24,161
2024	6,953
Thereafter	-
Notes payable obligation	99,575

2018 Convertible Note Payable

On January 2, 2018, the Company entered into a securities purchase agreement with two of its directors, pursuant to which the Company sold an aggregate principal amount of $400,000 in 12% Convertible Debentures (the “2018 Debentures”). The 2018 Debentures, together with any accrued and unpaid interest, become due and payable on January 2, 2020 (the “2020 Maturity Date”). Interest on the 2018 Debentures accrues at the rate of 12% per annum, payable monthly in cash, beginning on February 1, 2018 and through the 2020 Maturity Date. The 2018 Debentures are convertible into common stock at a conversion price of $0.75 per share at the discretion of the holder, with special provisions applying to any holder whose conversion would result in the holder beneficially owning more than 4.99% of the Company’s common stock.

H/CELL ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

In connection with this convertible note payable, the Company recorded a $395,000 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note using the effective interest method, or until the note is converted or repaid.

On February 8, 2019, the 2018 Debentures were amended to reduce the interest rate to 10% and reduce the conversion price to $0.50 (the “Revised Debentures”), providing the issuance of an additional 266,667 shares upon conversion. In conjunction with these amendments, the convertible note was re-evaluated in accordance with ASC 470-50 - Debt Modifications and Extinguishments (“ASC 470”), and it was determined that the change in terms resulted in a substantial modification. As a result, the carrying value of the Revised Debentures at the time of the transaction, along with the related beneficial conversion feature, were derecognized and the Revised Debentures were recorded at present value, resulting in a loss on debt extinguishment of $269,793. Of this amount, $53,333 represented the historical beneficial conversion feature and has been treated as a debt discount and is being amortized over the life of the Revised Debentures using the effective interest method. As the holders of the Revised Debentures are related parties to the Company, ASC 470 provides for treatment as a capital contribution of $216,460, which represents the related extinguishment loss and will instead be recorded within the Company’s Additional Paid in Capital balance. In connection with the Revised Debentures, the Company incurred $2,500 of legal fees and recorded a $160,000 beneficial conversion feature, both of which are recorded as a discount on debt and amortized over the life of the note using the effective interest method, or until the note is converted or repaid.

The principal balance was $415,000 at December 31, 2019 and unamortized discount was $6,106 and $137,125, respectively, as of December 31, 2019 and December 31, 2018.

2019 Convertible Note Payable

On February 8, 2019, the Company entered into a securities purchase agreement with two of its directors, pursuant to which the Company sold an aggregate principal amount of $150,000 in 10% Convertible Debentures (the “2019 Debentures”). The 2019 Debentures, together with any accrued and unpaid interest, become due and payable on February 8, 2021 (the “2021 Maturity Date”). Interest on the 2019 Debentures accrues at the rate of 10% per annum, payable monthly in cash, beginning on March 1, 2019 and through the 2021 Maturity Date. The 2019 Debentures are convertible into common stock at a conversion price of $0.50 per share at the discretion of the holder, with special provisions applying to any holder whose conversion would result in the holder beneficially owning more than 4.99% of the Company’s common stock.

In connection with this convertible note payable, the Company recorded a $97,500 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note using the effective interest method, or until the note is converted or repaid.

The principal balance was $150,000 and unamortized discount was $85,124 as of December 31, 2019.

Interest Expense

For the year ended December 31, 2019, the Company incurred interest expense of $156,394 related to the amortization of the 2018 Debentures debt discount and $31,434 for the 2019 Debentures debt discount. For the year ended December 31, 2018, the Company incurred interest expense of $29,122 related to the amortization of the discount.

2019 Convertible Note Financing

On October 17, 2019, the Company entered into a securities purchase agreement with FirstFire Global Opportunities Fund LLC (“FirstFire”), an unrelated third party, pursuant to which, it sold a $110,000 convertible note (the “2019 Note”) to FirstFire for gross proceeds of $100,000, with an original discount issuance of $10,000. The transaction closed on October 23, 2019 upon receipt of the funds from FirstFire. The Company incurred $5,000 of legal fees for the transaction. Both the legal fees and original issue discount are amortized over the life of the agreement.

H/CELL ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

The 2019 Note will mature on October 17, 2020 and will bear interest at the rate of 8% per annum, which interest will be payable on the maturity date or any redemption date and may be paid, in certain conditions, through the issuance of common shares, at the Company’s discretion. The Company makes a monthly principal payment to FirstFire of $6,000 on the 17th day of each month, which started November 17, 2019. The Company also has the right, at any time, to repay all or a part of the 2019 Note, on at least one prior business days’ notice, in an amount equal to 115% of the principal being repaid, plus any accrued but unpaid interest on the principal amount being repaid.

The 2019 Note will be convertible into the Company’s common stock at a conversion price of $0.50 per share (the “Fixed Conversion Price”) at the discretion of the holder. At no time will FirstFire be entitled to convert any portion of the 2019 Note to the extent that after such conversion, FirstFire (together with its affiliates) would beneficially own more than 4.99% of the Company’s outstanding common stock as of such date. The 2019 Note contains standard anti-dilution protection.

The 2019 Note includes customary event of default provisions, and provides for a default interest rate of 15%. Upon the occurrence of an event of default, FirstFire may require the Company to redeem all or any portion of the 2019 Note (including all accrued and unpaid interest), in cash, at a price equal to the product of (A) the amount to be redeemed multiplied by (B) 125%. In addition, upon an event of default, the conversion price would be the lower of (i) the Fixed Conversion Price or (ii) 75% of the lowest closing price of our common stock during the 10 trading days prior to the conversion date.

The principal balance was $92,500 and unamortized discount was $12,000 at December 31, 2019.

10.	NOTE PAYABLE

On August 21, 2018, PVBJ entered into a loan and security agreement (the “Credit Agreement”) with Thermo Communications Funding, LLC (“Thermo”). The Credit Agreement provides for a revolving line of credit in an amount not to exceed $350,000, which is evidenced by a promissory note issued by PVBJ to Thermo (the “Note”). Pursuant to the Credit Agreement, PVBJ granted a security interest to Thermo in all of its assets. In addition, pursuant to a limited recourse guaranty, Andrew Hidalgo, the Company’s Chief Executive Officer personally guaranteed the repayment of the Credit Agreement under certain conditions. Pursuant to the terms of the Credit Agreement, the Company is permitted to borrow up to $350,000 under the revolving credit line, under a borrowing base equal to the lesser of (i) or 85% of Eligible Accounts (as defined in the Credit Agreement). Borrowings under the Credit Agreement may be used for working capital and to refinance certain existing debt of PVBJ. The Credit Agreement contains certain customary representations and warranties, affirmative and negative covenants, and events of default. Principal covenants include a debt service coverage ratio of not less than 1.15 to 1.0, a fixed charge coverage ratio of not less than 1.15 to 1.0, and maintaining a tangible net worth of at least $150,000, excluding intercompany loans to H/Cell. The loan commitment shall expire on August 21, 2020. As of December 31, 2019, the Company was in compliance with these covenants. The facility was increased to $400,000 in August of 2019. The interest rate applicable to revolving loans under the Credit Agreement is prime plus 5.0%, subject to a minimum interest rate of 9.5%. The Company paid a loan commitment fee of $7,000, of which $3,500 was paid on closing, and $3,500 was paid on the first anniversary. The Company will also pay a monthly monitoring fee during the term of the Credit Agreement of 0.33% of the average outstanding balance, payable monthly in arrears. The Company may prepay the Note at any time and terminate the Credit Agreement. In the event that the Company terminates the Credit Agreement, the Company will pay Thermo an early termination fee equal to 4% of the pro rata portion, which pro rata portion is determined by multiplying $400,000 by the number of months prior to the second anniversary of the effective date of the Credit Agreement and then dividing that by 24. The obligations of PVBJ under the Credit Agreement may be accelerated upon the occurrence of an event of default under the Credit Agreement, which includes customary events of default including, without limitation, payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, cross-defaults, bankruptcy and insolvency related defaults, defaults relating to judgments, an ERISA reportable event occurs, a change of control and a change in the Company’s financial condition that could have a material adverse effect on the Company. As of December 31, 2019, funds totaling $70,254 were available for borrowing under the Credit Agreement.

For the years ended December 31, 2019 and 2018, the Company incurred interest expense of $20,882 and $8,847, respectively, related to interest for the Thermo credit line.

H/CELL ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

11.	CONTRACT BACKLOG

At December 31, 2019, the Company had a contract backlog approximating $551,850, with anticipated direct costs to completion approximating $454,132. At December 31, 2018, the Company had a contract backlog approximating $583,392, with anticipated direct costs to completion approximating $452,884.

12.	GOODWILL AND OTHER INTANGIBLES

The tables below present a reconciliation of the Company’s goodwill and intangibles:

Goodwill

Balance at December 31, 2018	$1,373,621
Adjustments	-
Balance at December 31, 2019	$1,373,621

Intangibles – Customer List

Balance at December 31, 2018	$83,645
Amortization	(20,484)
Balance at December 31, 2019	$63,161

The customer list original useful life of the asset was five years and $102,422. The balance at December 31, 2019 was $63,161 and will be amortized at $5,121 every quarter until December 31, 2022. The remaining $1,707 will be amortized in January 2023.

The Company has elected to early adopt ASU 2017-04 as of January 1, 2018, which is outlined below in Note 19 in performing their 2019 impairment test, and as previously stated, noted no impairment.

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

H/CELL ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

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

Pro forma results for H/Cell Energy Corporation giving effect to the PVBJ Inc. acquisition

The following pro forma financial information presents the combined results of operations of PVBJ and the Company for the year ended December 31, 2018. The pro forma financial information presents the results as if the acquisition had occurred as of the beginning of 2018.

The unaudited pro forma results presented include amortization charges for acquired intangible assets, interest expense and stock-based compensation expense.

Pro forma financial information is presented for informational purposes and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place as of the beginning of 2018.

Year Ended December 31, 2018
Revenues	$7,755,567
Net loss	(549,235)
Net loss per share:
Basic	(0.07)
Diluted	(0.07)

H/CELL ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

14.	STOCK OPTIONS AWARDS AND GRANTS

A summary of the stock option activity and related information for the 2016 Incentive Stock Option Plan from December 31, 2018 to December 31, 2019 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2018	955,000	0.29	2.40	488,000
Grants	65,000	0.95	2.63	-
Exercised	-	-	-	-
Canceled	(321,500)	0.05	-	-
Outstanding at December 31, 2019	698,500	$0.31	4.15	-
Exercisable at December 31, 2019	368,375	$0.01	2.40	$176,375

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

As of December 31, 2019, there was $32,642 of unrecognized compensation expense. As of December 31, 2018, there was $56,745 of unrecognized compensation expense.

15.	SEGMENT INFORMATION

The Company’s business is organized into two reportable segments: renewable systems integration revenue and non-renewable systems integration revenue. The reporting segments follow the same accounting policies used in the preparation of the Company’s consolidated financial statements. The following represents selected information for the Company’s reportable segments for the years ended December 31, 2019 and 2018.

	December 31, 2019	December 31, 2018
Assets by Segment
Renewable systems integration	$1,642,592	$1,540,423
Non-renewable systems integration	1,825,839	1,984,084
	$3,468,431	3,524,507

H/CELL ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

	For the Years Ended
	December 31, 2019	December 31, 2018
Revenue by segment
Renewable systems integration	$203,394	$40,548
Non-renewable system integration	6,613,930	7,505,889
	$6,817,324	$7,546,437

Cost of sales by segment
Renewable systems integration	$144,695	$40,376
Non-renewable system integration	4,710,183	5,492,607
	$4,854,878	$5,532,983

Operating expenses
Renewable Systems integration	$447,783	$565,700
Non-renewable system Integration	1,968,002	1,881,160
	$2,415,785	$2,446,860
Operating (loss) income by segment
Renewable Systems integration	$(389,084)	$(565,528)
Non-renewable system Integration	(64,255)	132,122
	$(453,339)	$(433,406)

Please refer to footnote 3 for related party transactions.

16.	401(k) PLANS

Substantially all of the Company’s employees may elect to defer a portion of their annual compensation in the Company-sponsored 401(k) tax-deferred savings plans. The Company makes matching contributions in these plans. The amount charged to expense for these plans was $56,310 for the year ended December 31, 2019 and $12,324 for the year ended December 31, 2018.

17.	EQUITY PURCHASE AGREEMENT

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

On June 24, 2019, the Company provided written notice to the Investor that the Company elected to terminate the Equity Agreement, effective immediately. No Shares were sold pursuant to the Equity Purchase Agreement. On August 30, 2019, the 35,000 donation shares were returned to the Company and canceled.

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

H/CELL ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

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

In all instances, the Company may not sell shares of its common stock to GHS under the Purchase Agreement if it would result in GHS beneficially owning more than 4.99% of the Company’s common stock. In addition, no Put can be made in an amount that exceeds $400,000. The Company has sold an aggregate of 109,500 shares for proceeds of $40,122 during the year ended December 31, 2019.

18.	INCOME TAX

The components of income tax expense (benefit) are as follows:

	Year Ended December 31,
Current	2019	2018
U.S. Federal	$-	$-
U.S. State and local	8,000	13,000
Australia	1,000	9,000
Total current	9,000	22,000

	Year Ended December 31,
Deferred	2019	2018
U.S. Federal	$-	$-
U.S. State and local	-	-
Australia	4,000	(6,000)
Total deferred	4,000	(6,000)

Total income tax expense	13,000	16,000

At December 31, 2019 and 2018, the Company had deferred tax assets of $582,000 and $430,000, respectively, against which a valuation allowance of $536,000 and $380,000, respectively, had been recorded. The change in the valuation allowance for the year ended December 31, 2019 was an increase of $156,000. The increase in the valuation allowance for the year ended December 31, 2019 was mainly attributable to increases in U.S. net operating losses and share-based compensation, which resulted in an increase in the Company’s deferred tax assets. The Company periodically assesses the likelihood that it will be able to recover the deferred tax assets. The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income.

H/CELL ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

Significant components of our deferred tax assets at December 31, 2019 and 2018 were as follows:

	December 31,
Deferred tax assets:	2019	2018
Net operating loss carryforwards – U.S.	371,000	224,000
Charitable contribution carryforward	6,000	3,000
Share-based compensation	159,000	153,000
Accrued liabilities	46,000	50,000
Gross deferred tax assets	582,000	430,000
Valuation allowance	(536,000)	(380,000)
Net deferred tax assets	46,000	50,000

A reconciliation of the federal statutory tax rate and the effective tax rates for the years ended December 31, 2019 and 2018 is as follows:

	For the Year Ended
	December 31,
	2019	2018
U.S. federal statutory tax rate	21.0%	21.0%
State income taxes, net of federal benefit	(7.1)	(7.1)
Other	(11.1)	(9.1)
Change in valuation allowance	(4.6)	(7.4)
Effective tax rate	(1.8)%	(3.0)%

The Company had approximately $1,236,000 and $749,000 of gross net operating loss (“NOL”) carryforwards (U.S. federal and state) as of December 31, 2019 and 2018, respectively, which begin to expire after 2036 through 2039. Sections 382 and 383 of the Internal Revenue Code, and similar state regulations, contain provisions that may limit the NOL carryforwards available to be used to offset income in any given year upon the occurrence of certain events, including changes in the ownership interests of significant stockholders. In the event of a cumulative change in ownership in excess of 50% over a three-year period, the amount of the NOL carryforwards that the Company may utilize in any one year may be limited.

19.	RECENT ACCOUNTING PRONOUNCEMENTS

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

The new standard provides several optional practical expedients in transition. The Company elected the ‘package of practical expedients’, which permits it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect the use-of hindsight or the practical expedient pertaining to land easements; the latter not being applicable to it. The new standard also provides practical expedients for an entity’s ongoing accounting. The Company elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, the Company will not recognize right of use assets or lease liabilities, and this includes not recognizing right of use assets or lease liabilities for existing short-term leases of those assets in transition. The Company also elected the practical expedient not to separate lease and non-lease components for all of its leases in existence at December 31, 2019, which means all consideration that is fixed, or in-substance fixed, relating to the non-lease components will be captured as part of the Company’s lease components for balance sheet purposes. For the year ended December 31, 2019, the Company recognized additional lease liabilities of $383,547 with corresponding right of use assets of the same amount based on the present value of the remaining minimum rental payments for existing leases on its Consolidated Balance Sheets. See Note 8, “Leases,” above, for additional lease disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) and issued subsequent amendments to the initial guidance, collectively, Topic 326. ASU 2016-13 requires entities to measure all expected credit losses for most financial assets held at the reporting date based on an expected loss model which includes historical experience, current conditions, and reasonable and supportable forecasts. Entities will now use forward-looking information to better form their credit loss estimates. The ASU also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. ASU 2016-13 will be effective for the Company on January 1, 2020. Based on financial instruments currently held by the Company, the adoption of ASU 2016-13 will primarily impact its trade receivables, specifically its allowance for doubtful accounts. Due to the historical, current and expected credit quality of its customers, the Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial results, due to the minimal amount of historical write-offs of accounts receivable. The Company currently expects its valuation of credit losses on a forward looking basis to be materially consistent. The Company also expects the adoption of ASU 2016-13 to increase the disclosures associated with its allowance for doubtful accounts on its trade receivables.

H/CELL ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 eliminates Step 2 as part of the goodwill impairment test. The amount of the impairment charge to be recognized would now be the amount by which the carrying value exceeds the reporting unit’s fair value. The loss to be recognized cannot exceed the amount of goodwill allocated to that reporting unit. The amendments in ASU 2017-04 are effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company has elected to early adopt ASU 2017-04 as of January 1, 2018. The Company has applied the guidance related to ASU 2017-04 during its annual impairment test in the fourth quarter of 2018 and 2019. An entity should apply the amendments in this update on a prospective basis. An entity is required to disclose the nature of and reason for the change in accounting principle upon transition. That disclosure should be provided in the first annual period and in the interim period within the entity initially adopts the amendments in this update. The Company elected to early adopt this standard in performing their 2019 impairment test.

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (ASC 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 simplifies the accounting for nonemployee share-based payment transactions. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The new standard will become effective for the Company beginning January 1, 2019, with early adoption permitted. The Company adopted the standard effective January, 2019 and it did not have a material impact on the consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). ASU 2018-15 amends ASC 350-40 and aligns the accounting for costs incurred to implement a cloud computing arrangement that is a service contract with the guidance on capitalizing costs associated with developing or obtaining internal-use software. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company will adopt ASU 2018-15 effective January 1, 2020. The Company does not believe that the adoption of ASU 2018-15 will have a material impact on its consolidated financial statements.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes. ASU 2109-12 eliminates certain exceptions to the guidance in Topic 740 related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes, enacted change in tax laws or rates and clarifies the accounting transactions that result in a step-up in the tax basis of goodwill. The guidance is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. The Company is currently in the process of evaluating the effect that ASU 2019-12 will have on its consolidated financial results.

20.	LOSS PER SHARE

The following table sets forth the information needed to compute basic and diluted loss per share:

	Year Ended December 31, 2019	Year Ended December 31, 2018
Net loss	$(724,393)	$(554,010)
Weighted average common shares outstanding	7,644,553	7,586,024
Basic net loss per share	$(0.09)	$(0.07)
Diluted net loss per share	$(0.09)	$(0.07)

For the year ended December 31, 2019 certain potential shares of common stock have been excluded from the calculation of diluted income per share because of a net loss, and therefore, the effect on diluted income per share would have been anti-dilutive.

21.	GOING CONCERN

At each reporting period, the Company evaluates whether there are conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The Company’s evaluation entails analyzing prospective operating budgets and forecasts for expectations of the Company’s cash needs and comparing those needs to the current cash and cash equivalent balances. The Company is required to make certain additional disclosures if it concludes substantial doubt exists and it is not alleviated by the Company’s plans or when its plans alleviate substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should we be unable to continue as a going concern.

As reflected in the year-end financial statements, the Company has a net loss of $724,393, net cash used in operations of $412,196, and working capital deficit of $249,147 for the year ended December 31, 2019. In August 2020 the line of credit balance is due, in October 2020 the Company has a convertible note due, and in January 2021 the Company has a convertible note payable – related party due. In addition, the Company is a start- up in the renewable energy space and has generated limited revenues to date. Consolidated cash on hand as of March 24, 2020 was $144,638.

On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide. As of the date of this filing, our offices remain open in both the U.S. and Australia as our operations service governmental offices and hospitals. We have adjusted certain aspects of our operations to protect our employees and customers while still meeting customers’ needs for our vital services. We will continue to monitor the situation closely and it is possible that we will implement further measures. In light of the uncertainty as to the severity and duration of the pandemic, the impact on our revenues, profitability and financial position is uncertain at this time.

Management has evaluated the significance of these conditions and under these circumstances expects that its current cash resources, operating cash flows and ability to get financing would be sufficient to sustain operations for a period greater than one year from the annual report issuance date. The Company still has access to, and the ability for, financing via issuing convertible notes as the Company has done subsequently in January 2020. The Company has also extended some previous notes terms maturities with related parties and may continue to do so. Our line of credit creditor and convertible note due in 2020 have both expressed a willingness to refinance and/or extend the terms. Due to COVID-19 there has been various tax breaks and loan possibilities that the Company will take advantage of. In addition the operating budgets of each subsidiary project to produce enough cash flow to continue to cover expenses and between January 1, 2020 and March 24, 2020, the Company has sold an aggregate of 78,750 shares of Common Stock to GHS under the Purchase Agreement for working capital and for the aggregate net proceeds of $19,827, therefore, the identified conditions noted above have been alleviated.

H/CELL ENERGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

22.	SUBSEQUENT EVENTS

On January 3, 2020, the Company entered into an amendment agreement (the “Amendment”) with two of its directors (the “Holders”), to convertible notes issued by the Company to the Holders in January 2018 (the “2018 Notes”). Pursuant to the Amendment, which was effective as of January 2, 2020, the maturity date of the 2018 Notes was amended from January 2, 2020 to February 8, 2021 and the Holders waived any defaults that might have occurred prior to the date of the Amendment.

On January 15, 2020, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with FirstFire Global Opportunities Fund LLC (the “Investor”), an unrelated third party, pursuant to which, the Company sold a $85,250 principal amount convertible note (the “Note”) to the Investor for gross proceeds of $77,500, with an original discount issuance of $7,750 (the “Offering”). The transaction closed on January 16, 2020 upon receipt of the funds from the Investor.

The Note will mature on January 15, 2021 and will bear interest at the rate of 8% per annum, which interest will be payable on the maturity date or any redemption date and may be paid, in certain conditions, through the issuance of common shares, at the discretion of the Company. The Company shall make a monthly principal payment to the Investor of $4,500 on the 15th day of each month, starting February 15, 2020. The Company also has the right, at any time, to repay all or a part of the Note, on at least one prior business days’ notice, in an amount equal to 115% of the principal being repaid, plus any accrued but unpaid interest on the principal amount being repaid.

The Note will be convertible into the Company’s common shares, par value $0.0001 per share (“Common Stock”) at a conversion price of $0.50 per share (the “Fixed Conversion Price”) at the discretion of the holder. At no time will the Investor be entitled to convert any portion of Convertible Note to the extent that after such conversion, the Investor (together with its affiliates) would beneficially own more than 4.99% of our outstanding Common Stock as of such date. The Note contains standard anti-dilution protection.

The Note includes customary event of default provisions and provides for a default interest rate of 15%. Upon the occurrence of an event of default, the Investor may require the Company to redeem all or any portion of the Note (including all accrued and unpaid interest), in cash, at a price equal to the product of (A) the amount to be redeemed multiplied by (B) 125%. In addition, upon an event of default, the conversion price would be the lower of (i) the Fixed Conversion Price or (ii) 75% of the lowest closing price of the Common Stock during the 10 trading days prior to the conversion date.

Between January 1, 2020 and March 24, 2020, the Company has sold an aggregate of 78,750 shares of Common Stock to GHS under the Purchase Agreement for working capital and for the aggregate net proceeds of $19,827.

On February 27, 2020, the Company extended the lease in Kunda Park, Queensland Australia, which started in May 2018 and now expires in April 2027.

On March 10, 2020, the Company signed an amendment to the Thermo Credit lending facility which confirms the line was increased to $400,000.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our principal executive officer and principal financial officer conclude that, at December 31, 2019, our internal control over financial reporting was not effective for the reason discussed above.

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

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names of our executive officers and directors and their age, title, and biography as of March 24, 2020 are set forth below:

Name	Age	Position Held with our Company	Date First Elected or Appointed
Andrew Hidalgo	63	Chief Executive Officer, President, Chairman of the Board and Director	August 17, 2015

Matthew Hidalgo	37	Chief Financial Officer, Treasurer and Secretary	August 17, 2015

Mike Strizki	62	Chief Technology Officer	August 17, 2015

James Strizki	36	Executive Vice President of Technical Services	August 17, 2015

Paul V. Benis, Jr.	48	Executive Vice President	February 1, 2018

Michael A. Doyle	65	Director	April 3, 2017

Charles F. Benton	69	Director	April 3, 2017

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

ITEM 11 – EXECUTIVE COMPENSATION

Executive Officer Compensation

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer and one other highest paid individual whose total annual salary and bonus exceeded $100,000 for fiscal years 2019 and 2018.

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Other ($)		Total ($)
Andrew Hidalgo	2019	-	-	-	-	80,500	(1)	80,500
Chief Executive Officer	2018	-	-	-	-	78,000	(1)	78,000

Matthew Hidalgo	2019	150,000	-	-	-	-		150,000
Chief Financial Officer	2018	150,000	-	-	-	-		150,000

(1)	Represents management fees paid to Turquino Equity LLC, of which Messrs. Hidalgo are managing partners.

Option/SAR Grants in Fiscal Year Ended December 31, 2019

None.

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth information for the named executive officers regarding the number of shares subject to both exercisable and unexercisable stock options, as well as the exercise prices and expiration dates thereof, as of December 31, 2019.

Name	Number of Securities underlying Unexercised Options (#) Exercisable (1)	Number of Securities underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($/Sh)	Option Expiration Date

Andrew Hidalgo	100,000	100,000	$0.01	3/10/2026

Matthew Hidalgo	100,000	100,000	$0.01	3/10/2026

James Strizki	100,000	100,000	$0.01	3/10/2026

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

The Agreements have a term of five years. Upon each one year anniversary, the Agreements will automatically renew for another five years from the anniversary date. The base salary under the Agreements is $156,000 and $150,000 per annum for Andrew Hidalgo and Matthew Hidalgo, respectively, however Andrew Hidalgo was only paid $80,500 and $78,000 in management disbursements through Turquino Equity for the years ended 2019 and 2018, respectively. In addition, Messrs. Hidalgo and Hidalgo are entitled to participate in any and all benefit plans, from time to time, in effect for our employees, along with vacation, sick and holiday pay in accordance with our policies established and in effect from time to time.

Director Compensation

In September 2019, 25,000 options were granted to each of our independent directors, Michael Doyle and Charles Benton, with such options vesting a year from issuance, having an exercise price of $0.75, and exercisable for five years from the date of issuance.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 24, 2020:

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

NAME OF OWNER	TITLE OF CLASS	NUMBER OF SHARES OWNED (1)		PERCENTAGE OF COMMON STOCK (2)
Andrew Hidalgo	Common Stock	4,290,000	(3)	50.43%
Matthew Hidalgo	Common Stock	3,740,000	(4)	47.00%
Paul Benis	Common Stock	448,445	(5)	5.78%
James Strizki	Common Stock	850,000	(6)	10.82%
Mike Strizki	Common Stock	750,000		9.67%
Charles Benton	Common Stock	57,400	(6)	*
Michael Doyle	Common Stock	406,617	(7)	4.99%
Officers and Directors as a Group (7 persons)	Common Stock	7,002,462	(8)	75.67%

Stephen Paul Mullane and Marie Louise Mullane as Trustees of the Mullane Family Trust	Common Stock	760,000		9.80%
Turquino Equity LLC (9)	Common Stock	3,540,000		45.64%
Karim Rezaul (10)	Common Stock	726,316	(11)	9.36%
Benis Holdings LLC (12)	Common Stock	444,445		5.73%

(1) Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 24, 2020 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2) Percentage based upon 7,757,024 shares of common stock issued and outstanding as of March 24, 2020.

(3) Includes (i) 550,000 shares of common stock issuable upon conversion of two outstanding convertible debentures, (ii) 200,000 shares of common stock underlying options which are currently exercisable and (iii) 3,540,000 shares of common stock owned by Turquino Equity LLC. Andrew Hidalgo, as a Managing Partner of Turquino Equity, has voting and dispositive power over the shares held by such entity, and is therefore deemed a beneficial owner of such shares.

(4) Represents (i) 200,000 shares of common stock underlying options which are currently exercisable and (ii) 3,540,000 shares of common stock owned by Turquino Equity LLC. Matthew Hidalgo, as a Managing Partner of Turquino Equity, has voting and dispositive power over the shares held by such entity, and is therefore deemed a beneficial owner of such shares.

(5) Includes 444,445 shares of common stock owned by Benis Holdings LLC. Paul Benis, as Managing Member of Benis Holdings LLC, has voting and dispositive power over the shares held by such entity, and is therefore deemed a beneficial owner of such shares.

(6) Includes 50,000 shares of common stock underlying options which are currently exercisable or become exercisable within 60 days.

(7) Includes (i) 50,000 shares of common stock underlying options which are currently exercisable or become exercisable within 60 days and (ii) 341,617 shares of common stock issuable upon conversion of two outstanding convertible debentures. The number of shares that may be beneficially owned under the convertible debentures is subject to a 4.99% beneficial ownership limitation provision in the convertible debentures, and as such, the total number of shares issuable upon conversion of the convertible debentures is greater than the number of shares beneficially owned.

(8) Includes (i) 891,617 shares of common stock issuable upon conversion of outstanding convertible debentures, (ii) 600,000 shares of common stock underlying options which are currently exercisable or become exercisable within 60 days, (iii) 3,540,000 shares of common stock owned by Turquino Equity LLC, and (iv) 444,445 shares of common stock owned by Benis Holdings LLC.

(9) Andrew Hidalgo and Matthew Hidalgo, as Managing Partners of Turquino Equity, have voting and dispositive power over the shares held by such entity, and are therefore deemed beneficial owners of such shares.

(10) The mailing address for this shareholder is 8 Harmony School Road, Flemington, NJ 08822.

(11) Includes 526,316 shares of common stock held by Reza Enterprises. Rezaul Karim, as Chief Executive Officer of Reza Enterprises, has voting and dispositive power over the shares held by such entity, and is therefore deemed a beneficial owner of such shares.

(12) Paul Benis, as Managing Member of Benis Holdings LLC, has voting and dispositive power over the shares held by such entity, and is therefore deemed a beneficial owner of such shares.

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

In June 2016, we entered into a contract with Rezaul Karim, one of our former directors, for the installation of an HC-1 system. The system installation was complete pending any change orders as of December 31, 2018 and generated $31,789 of revenue for the year ended December 31, 2018. We subcontracted the installation of the system to Renewable Energy Holdings LLC (“REH”), a company owned by Mike Strizki, one of our executive officers. James Strizki, one of our executive officers, is vice president of operations at REH. Costs incurred for REH were $31,617 for the year ended December 31, 2018.

In September 2018, we entered into a contract with Steve Mullane, the Executive General Manager of Pride, for a solar installation. The system installation was complete as of December 31, 2018 and generated $8,759 of revenue in 2018 along with costs of $8,333.

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

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees. The aggregate fees billed by our independent auditors, for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2019 and 2018, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q during the fiscal years were $52,400 and $53,510, respectively.

Audit Related Fees. We incurred $46,051 for audit related fees and other services during the fiscal year ended December 31, 2019 and $60,500 during year ended December 31, 2018.

Tax and Other Fees. We did not incur any fees from our independent auditors for tax or other services during the fiscal years ended December 31, 2019 and 2018.

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

Exhibit No.	Description

3.01	Articles of Incorporation of the Company, filed with the Nevada Secretary of State on August 17, 2015, filed as an exhibit to the Registration Statement on Form S-1, filed with the Securities and Exchange Commission (the “Commission”) on June 29, 2016 and incorporated herein by reference.

3.02	Certificate of Correction to the Articles of Incorporation of the Company, filed with the Nevada Secretary of State on August 18, 2015, filed with the Nevada Secretary of State on August 18, 2015, filed as an exhibit to the Registration Statement on Form S-1, filed with the Commission on June 29, 2016 and incorporated herein by reference.

3.03	Bylaws of the Company, filed with the Nevada Secretary of State on August 18, 2015, filed as an exhibit to the Registration Statement on Form S-1, filed with the Commission on June 29, 2016 and incorporated herein by reference.

10.01	Form of Indemnification Agreement, filed as an exhibit to the Registration Statement on Form S-1, filed with the Commission on June 29, 2016 and incorporated herein by reference.

10.02*	2016 Incentive Stock Option Plan, filed as an exhibit to the Registration Statement on Form S-1, filed with the Commission on June 29, 2016 and incorporated herein by reference.

10.03*	Employment Agreement, dated September 1, 2017, by and between H/Cell Energy Corporation and Andrew Hidalgo, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on September 7, 2017 and incorporated herein by reference.

10.04*	Employment Agreement, dated September 1, 2017, by and between H/Cell Energy Corporation and Matthew Hidalgo, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on September 7, 2017 and incorporated herein by reference.

10.05	Form of Securities Purchase Agreement, dated January 2, 2018, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on January 4, 2018 and incorporated herein by reference.

10.06	Form of 12% Convertible Debenture, dated January 2, 2018, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on January 4, 2018 and incorporated herein by reference.

10.07	Form of Stock Purchase Agreement, by and among H/Cell Energy Corporation, PVBJ Inc. and Benis Holdings LLC, dated February 1, 2018, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on February 5, 2018 and incorporated herein by reference.

10.08*	Form of Employment Agreement, by and between H/Cell Energy Corporation and Paul V. Benis, Jr., dated February 1, 2018, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on February 5, 2018 and incorporated herein by reference.

10.09	Form of Credit Agreement, dated August 21, 2018, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on August 24, 2018 and incorporated herein by reference.

10.10	Form of promissory note, dated August 21, 2018, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on August 24, 2018 and incorporated herein by reference.

10.11	Form of Securities Purchase Agreement, dated February 8, 2019, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on February 11, 2019 and incorporated herein by reference.

10.12	Form of 10% Convertible Debenture, dated February 8, 2019, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on February 11, 2019 and incorporated herein by reference.

10.13	Form of amendment, dated February 8, 2019, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on February 11, 2019 and incorporated herein by reference.

10.14	Form of Equity Purchase Agreement, by and between H/Cell Energy Corporation and the investor, dated March 12, 2019, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on March 15, 2019 and incorporated herein by reference.

10.15	Form of Registration Rights Agreement, by and between H/Cell Energy Corporation and the investor, dated March 12, 2019, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on March 15, 2019 and incorporated herein by reference.

10.16	Equity Financing Agreement, by and between H/Cell Energy Corporation and GHS Investments LLC, dated July 9, 2019, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on July 15, 2019 and incorporated herein by reference.

10.17	Registration Rights Agreement, by and between H/Cell Energy Corporation and GHS Investments LLC, dated July 9, 2019, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on July 15, 2019 and incorporated herein by reference.

10.18	Securities Purchase Agreement, by and between H/Cell Energy Corporation and FirstFire Global Opportunities Fund LLC, dated October 17, 2019, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on October 23, 2019 and incorporated herein by reference.

10.19	Convertible Promissory Note, issued by H/Cell Energy Corporation to FirstFire Global Opportunities Fund LLC, dated October 17, 2019, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on October 23, 2019 and incorporated herein by reference.

10.20	Form of Amendment, dated January 3, 2020 but effective as of January 2, 2020, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on January 8, 2020 and incorporated herein by reference.

10.21	Securities Purchase Agreement, by and between H/Cell Energy Corporation and FirstFire Global Opportunities Fund LLC, dated January 15, 2020, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on January 17, 2020 and incorporated herein by reference.

10.22	Convertible Promissory Note, issued by H/Cell Energy Corporation to FirstFire Global Opportunities Fund LLC, dated January 15, 2020, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on January 17, 2020 and incorporated herein by reference.

10.23	Amendment to Loan Agreement, dated March 10, 2020.

10.24	Form of promissory note, dated March 10, 2020.

14.01	Code of Business Conduct and Ethics for Employees, Executive Officers and Directors, filed as an exhibit to the Annual Report on Form 10-K, filed with the Commission on March 24, 2017 and incorporated herein by reference.

21.01	List of Subsidiaries, filed as an exhibit to the Annual Report on Form 10-K, filed with the Commission on April 2, 2018 and incorporated herein by reference.

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from H/Cell Energy Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

ITEM 16 – FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

H/CELL ENERGY CORPORATION

Date: March 25, 2020	By:	/s/ ANDREW HIDALGO
Andrew Hidalgo
Chief Executive Officer (Principal Executive Officer)

Date: March 25, 2020	By:	/s/ MATTHEW HIDALGO
Matthew Hidalgo
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ ANDREW HIDALGO	Director	March 25, 2020
Andrew Hidalgo

/s/MICHAEL A. DOYLE	Director	March 25, 2020
Michael A. Doyle

/s/ CHARLES F. BENTON	Director	March 25, 2020
Charles F. Benton

