Form 10-Q
period 2020-03-31
H/Cell Energy Corp
filed 2020-05-15
CIK 1676580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

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

As of May 15, 2020, there were 7,851,524 shares of registrant’s common stock outstanding.

H/CELL ENERGY CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

H/CELL ENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$174,419	$277,620
Accounts receivable	909,139	803,659
Prepaid expenses	17,247	15,258
Costs and earnings in excess of billings	29,850	26,045
Total current assets	1,130,655	1,122,582

Property and equipment, net	438,776	478,238
Security deposits and other non-current assets	28,082	32,233
Deferred tax asset	46,000	46,000
Customer lists, net	58,040	63,161
Right of use asset	249,638	222,524
Deferred offering cost	129,180	130,072
Goodwill	1,373,621	1,373,621

Total assets	$3,453,992	$3,468,431

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$935,258	$702,133
Billings in excess of costs and earnings	37,930	47,098
Sales and withholding tax payable	76,014	39,751
Current operating lease liability	55,795	87,897
Current equipment notes payable	25,187	27,435
Current line of credit	165,960	269,746
Current finance lease payable	76,240	75,743
Current convertible note payable	135,938	80,500
Current convertible notes payable – related party, net of discounts	459,116	-
Income tax payable	30,649	41,426
Total current liabilities	1,998,087	1,371,729

Noncurrent liabilities
Earn-out payable	214,074	209,199
Lease operating liability	196,691	137,071
Finance leases	293,535	307,804
Equipment notes payable	61,968	121,038
Convertible notes payable – related party, net of discounts	-	473,770
Total noncurrent liabilities	766,268	1,199,984

Total liabilities	2,764,355	2,571,713

Commitments and contingencies

Stockholders’ equity
Preferred stock - $0.0001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock - $0.0001 par value; 25,000,000 shares authorized; 7,788,524 and 7,725,524 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	778	772
Additional paid-in capital	3,037,460	2,969,686
Accumulated deficit	(2,271,918)	(2,010,157)
Accumulated other comprehensive loss	(76,683)	(63,583)
Total stockholders’ equity	689,637	896,718

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$3,453,992	$3,468,431

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

H/CELL ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS - AND OTHER COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended March 31,
	2020	2019

Revenue
Sales	$1,667,947	$1,704,273
Total revenue	1,667,947	1,704,273

Cost of goods sold
Direct costs	1,318,515	1,196,438
Total cost of goods sold	1,318,515	1,196,438

Gross profit	349,432	507,835

Operating expenses
General and administrative expenses	527,054	607,052
Management fees – related party	20,000	19,500
Total operating expenses	547,054	626,552

Loss from operations	(197,622)	(118,717)

Other expenses
Interest expense	19,468	1,833
Interest expense – related party	39,796	36,095
Change in fair value earn-out	4,875	4,396
(Gain) loss on fixed asset disposal	-	(17,403)
Total other expenses	64,139	24,921

Income tax provision		-

Net loss	$(261,761)	$(143,638)

Other comprehensive income (loss), net

Foreign currency translation adjustment	(13,100)	18,612

Comprehensive loss	$(274,861)	$(125,026)

Loss per share
Basic	$(0.04)	$(0.02)
Diluted	$(0.04)	$(0.02)
Weighted average common shares outstanding
Basic	7,743,005	7,593,413
Diluted	7,743,005	7,593,413

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

H/CELL ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND MARCH 31 2020 (UNAUDITED)

							Accumulated	Total
	Common Stock		Preferred Stock		Additional		Other	Stockholders’
	Number of Shares	Amount	Number of shares	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Gain (Loss)	Equity (Deficit)
Beginning, January 1, 2019	7,586,024	$758	-	-	$2,983,476	$(1,285,764)	$(75,535)	$1,622,935

Stock-based compensation expense	-	-	-	-	8,562	-	-	8,562

Share donation	35,000	4	-	-	23,446	-	-	23,450

Beneficial conversion feature	-	-	-	-	97,500	-	-	97,500

Debt extinguishment	-	-	-	-	(216,460)	-	-	(216,460)

Net income (loss)	-	-	-	-	-	(143,638)	-	(143,638)

Foreign currency translation adjustment	-	-	-	-	-	-	18,612	18,612

Ending, March 31, 2019	7,621,024	$762	-	$-	$2,896,524	$(1,429,402)	$(56,923)	$1,410,961

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

							Accumulated	Total
	Common Stock		Preferred Stock		Additional		Other	Stockholders’
	Number of Shares	Amount	Number of shares	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Gain (Loss)	Equity (Deficit)
Beginning, January 1, 2020	7,725,524	$772	-	-	$2,969,686	$(2,010,157)	$(63,583)	$896,718

Stock-based compensation expense	-	-	-	-	7,993	-	-	7,993

Equity financing	63,000	6	-	-	19,827	-	-	19,833

Debt extinguishment	-	-	-	-	39,954			39,954

Net loss	-	-	-	-	-	(261,761)	-	(261,761)

Foreign currency translation adjustment	-	-	-	-	-	-	(13,100)	(13,100)

Ending, March 31, 2020	7,788,524	$778	-	$-	$3,037,460	$(2,271,918)	$(76,683)	$689,637

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

H/CELL ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Three Months Ended March 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(261,761)	$(143,638)
Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
Depreciation and amortization	69,146	72,015
Stock based compensation	7,993	8,562
(Gain) loss on sale of assets	-	(17,403)
Change in fair value contingent consideration	4,875	4,396
Change in operating assets and liabilities:
Change in operating ROU asset	(60,036)	260,524
Share donation	-	23,450
Change in operating ROU liability	59,272	(260,524)
Accounts and retainage receivable	(177,345)	154,680
Other long term asset	-	(30,000)
Prepaid expenses and other costs	(2,183)	(2,481)
Costs in excess of billings	(7,614)	(2,258)
Accounts payable and accrued expenses	348,750	(207,426)
Billings in excess of costs	(3,445)	(153,792)

Net cash (used in) operating activities	(22,348)	(293,894)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of fixed assets	(10,783)	(79,912)
Proceeds from disposition of property and equipment	-	72,638
Security deposits	-	(6,415)

Net cash (used in) investing activities	(10,783)	(13,689)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of convertible debt	75,000	147,500
Net proceeds (repayments of) line of credit	(103,787)	144,356
Proceeds from equity financing	19,833	-
Repayments on capital leases	(13,594)	(9,985)
Repayments on notes payable	(6,245)	(8,382)

Net cash (used in) provided by financing activities	(28,793)	273,489

Net (decrease) in cash and cash equivalents	(67,500)	(34,094)

Effect of foreign currency translation on cash	(41,277)	3,399

Cash and cash equivalents - beginning	277,620	359,134

Cash and cash equivalents - ending	$174,419	$328,439

Supplemental disclosure of non-cash investing and financing activities
Reclassification of deferred offering cost to additional paid in capital	$892	$-
Beneficial conversion feature	$-	$190,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

1.	ORGANIZATION AND LINE OF BUSINESS

H/Cell Energy Corporation (the “Company”) was incorporated in the state of Nevada on August 17, 2015 and is based in Dallas, Texas. The Company’s principal operations consist of designing and installing clean energy systems with a focus on hydrogen energy. Effective January 31, 2017, the Company acquired The Pride Group (QLD) Pty Ltd, an Australian company (“Pride”), a provider of security systems integration for customers in the government and commercial sector, and has launched a new clean energy systems division to focus on the Asia-Pacific high growth renewable energy market. The new clean energy division has started to generate revenue and is actively bidding on projects. On February 1, 2018, the Company acquired PVBJ Inc. (“PVBJ”) for 444,445 shares of the Company’s common stock with a fair value of $1,177,779 and $221,800 in earn-out liability (see Note 11). Established in 2008, PVBJ is engaged in the business of the design, installation, maintenance and emergency service of environmental systems both in residential and commercial markets.

The Company has developed a hydrogen energy system for residential and commercial use designed to create electricity (the “System”), which uses renewable energy as its source for hydrogen production. The System functions as a self-sustaining clean energy system using hydrogen and fuel cell technology and can be configured as an off-grid solution for all electricity needs or connected to the grid to generate energy credits. The System’s production of electricity is eco-friendly since it is not produced by the use of fossil fuels and is based upon a green-energy concept that is safe, renewable, self-sustaining and cost effective.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and following the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These interim financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the Company’s financial information. These interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or any other interim period or for any other future year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2019, included in the Company’s 2019 Annual Report on Form 10-K filed with the SEC. The balance sheet as of December 31, 2019 has been derived from audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.

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

Accounts Receivable

Accounts receivable are recorded when invoices are issued and are presented in the balance sheet net of the allowance for doubtful accounts. The allowance for doubtful accounts is estimated based on the Company’s historical losses, the existing economic conditions in the construction industry, and the financial stability of its customers. Accounts are written off as uncollectible after collection efforts have failed. In addition, the Company does not generally charge interest on past-due accounts or require collateral. At March 31, 2020 and December 31, 2019, there was no allowance for doubtful accounts required.

Goodwill and Finite-Lived Intangible Assets

Goodwill represents the excess of the aggregate of the following (1) consideration transferred, (2) the fair value of any non-controlling interest in the acquiree, and (3) if the business combination is achieved in stages, the acquisition-date fair value of our previously held equity interest in the acquiree over the net of the acquisition-date amounts of the identifiable assets acquired and the liabilities assumed. Identifiable intangible assets consist primarily of customer lists and relationships, non-compete agreements and technology-based intangibles and other contractual agreements. The Company amortizes finite lived identifiable intangible assets over five years, on a straight-line basis to their estimated residual values and periodically reviews them for impairment. Total goodwill and identifiable intangible assets comprised 41% of the Company’s consolidated total assets at March 31, 2020 and December 31, 2019.

The Company uses the acquisition method of accounting for all business combinations and does not amortize goodwill. Goodwill is tested for possible impairment annually during the fourth quarter of each fiscal year or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company has the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. If the Company can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company would not need to perform the two-step impairment test for that reporting unit. If the Company cannot support such a conclusion or the Company does not elect to perform the qualitative assessment, then the first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the estimated fair value of the reporting unit exceeds its carrying amount, its goodwill is not impaired, and the second step of the impairment test is not necessary. If the carrying amount of the reporting unit exceeds its estimated fair value, then the second step of the goodwill impairment test must be performed. The second step of the goodwill impairment test compares the implied fair value of the reporting unit goodwill with its carrying amount to measure the amount of impairment, if any. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment is recognized in an amount equal to that excess.

As of March 31, 2020, the Company had recorded goodwill of $1,373,621 related to the PVBJ acquisition. The performance of the Company’s fiscal 2019 impairment analysis did not result in an impairment of the Company’s goodwill.

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

The functional and reporting currency of the Company is the United States Dollar (“U.S. Dollar”). The financial records of Australia based Pride is maintained in the local currency, the Australian Dollar (AUD$), which is also its functional currency.

For the three months ended March 31, 2020, the Company recorded other comprehensive loss of $13,100 in the condensed consolidated financial statements. For the three months ended March 31, 2019, the Company recorded other comprehensive income from a translation gain of $18,612 in the condensed consolidated financial statements.

Revenue Recognition

On January 1, 2018, the Company adopted Accounting Standard Update (“ASU”) ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”) using the modified retrospective method applied to those contracts that were not completed as of December 31, 2017. Results for reporting periods beginning January 1, 2018 are presented under ASU 2014-09, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period.

Under ASU 2014-09 requirements, the Company recognizes revenue from the installation or construction of projects and service or short-term projects over time using the cost-based input method. The Company accounts for a contract when: (i) it has approval and commitment from both parties, (ii) the rights of the parties are identified, (iii) payment terms are identified, (iv) the contract has commercial substance, and (v) collectability of consideration is probable. The Company considers the start of a project to be when the above criteria have been met and the Company either has written authorization from the customer to proceed or an executed contract. A detailed breakdown of the five-step process is as follows:

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

Identify the Performance Obligations in the Contract

The performance obligation of the Company is to perform a contractually agreed upon task for the customer. If the contract is stated to provide only contractual services, then the services are considered the only performance obligation. If the contractual services include design and or engineering in addition to the contract, it is considered a single performance obligation.

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
3.	Separate documentation for the change order costs that are identifiable and reasonable; and
4.	The Company’s favorable experience in negotiating change orders, especially as it relates to the specific type of contract and change order being evaluated

Once the Company receives a contract, it generates a budget of projected costs for the contract based on the contract price. If the scope of the contract during the contractual period needs to be modified, the Company typically files a change order. The Company does not continue to perform services until the change modification is agreed upon with documentation by both the Company and the customer. There are few times that claims, extras, or back charges are included in the contract.

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

Recognize Revenue When (or As) the Entity Satisfies a Performance Obligations

The Company uses the total costs incurred on the project relative to the total expected costs to satisfy the performance obligation. The input method involves measuring the resources consumed, labor hours expended, costs incurred, time lapsed, or machine hours used relative to the total expected inputs to the satisfaction of the performance obligation. Costs incurred prior to actual contract (i.e. design, engineering, procurement of material, etc.) should not be recognized as the client does not have control of the good/service provided. When the estimate on a contract indicates a loss or claims against costs incurred reduce the likelihood of recoverability of such costs, the Company records the entire estimated loss in the period the loss becomes known. Project contracts typically provide for a schedule of billings or invoices to the customer based on the Company’s job to date percentage of completion of specific tasks inherent in the fulfillment of its performance obligation(s). The schedules for such billings usually do not precisely match the schedule on which costs are incurred. As a result, contract revenue recognized in the statement of operations can and usually does differ from amounts that can be billed or invoiced to the customer at any point during the contract. Amounts by which cumulative contract revenue recognized on a contract as of a given date exceed cumulative billings and unbilled receivables to the customer under the contract are reflected as a current asset in the Company’s balance sheet under the captions “Costs and estimated earnings in excess of billings” and “Unbilled accounts receivable.” Amounts by which cumulative billings to the customer under a contract as of a given date exceed cumulative contract revenue recognized on the contract are reflected as a current liability in the Company’s balance sheet under the caption “Billings in excess of costs and estimated earnings.”

Disaggregated Revenue

For the three months ended March 31, 2020 and 2019, revenues from contracts with customers summarized by segment geography and revenue stream were as follows:

	Three Months Ended
	March 31, 2020	March 31, 2019
United States - Service	$637,757	$514,955
Australia - Service	360,231	567,121
United States - Contract	-	160,000
Australia - Contract	669,959	462,197
Total	$1,667,947	$1,704,273

Cash and Cash Equivalents

Cash and cash equivalents include cash in bank and money market funds as well as other highly liquid investments with an original maturity of three months or less. The Company had no cash equivalents as of March 31, 2020 or December 31, 2019.

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

The federal income tax returns of the Company are subject to examination by the IRS, generally for the three years after they are filed. The Company’s 2018, 2017, and 2016 income tax returns are still open for examination by the taxing authorities.

Fair Value of Financial Instruments

Except for the Company’s earn-out liability, the carrying value of cash and cash equivalents, accounts payable and accrued liabilities, and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments. All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed. The Company classifies and discloses assets and liabilities carried at fair value in one of the following three categories:

●	Level 1—quoted prices in active markets for identical assets and liabilities;

●	Level 2—observable market-based inputs or unobservable inputs that are corroborated by market data; and

●	Level 3—significant unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The table below presents a reconciliation of the fair value of the Company’s contingent earn-out obligations that use significant unobservable inputs (Level 3).

Balance at December 31, 2019	$209,199
Payments	-
Adjustments to fair value	4,875
Balance at March 31, 2020	$214,074

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

Net Income (Loss) Per Common Share

The Company computes basic net income (loss) per share by dividing net income (loss) per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable. The computation of diluted loss per share excludes dilutive securities for the three months ended March 31, 2020 and 2019 because their inclusion would be anti-dilutive. Potentially dilutive securities excluded from the earnings per share calculation for the three months ended March 31, 2020 and 2019 were as follows:

	March 31, 2020	March 31, 2019

Options to purchase common stock	698,500	968,500
Convertible debt	1,490,500	1,100,000
Totals	2,189,000	2,068,500

3.	RELATED PARTY TRANSACTIONS

The Company has entered into agreements to indemnify its directors and executive officers, in addition to the indemnification provided for in the Company’s articles of incorporation and bylaws. These agreements, among other things, provide for indemnification of the Company’s directors and executive officers for certain expenses (including attorneys’ fees), judgments, fines and settlement amounts incurred by any such person in any action or proceeding, including any action by or in the right of the Company, arising out of such person’s services as a director or executive officer of the Company, any subsidiary of the Company, or any other company or enterprise to which the person provided services at the Company’s request. The Company believes that these provisions and agreements are necessary to attract and retain qualified persons as directors and executive officers.

There was $20,000 and $19,500 of management fees expensed for the three months ended March 31, 2020 and March 31, 2019 to Turquino Equity LLC (Turquino”), a significant shareholder and related party.

On January 2, 2018, the Company entered into a securities purchase agreement with two of its directors, pursuant to which the Company sold an aggregate principal amount of $400,000 in 12% Convertible Debentures (“2018 Debentures”). On February 8, 2019, the Company and the holders of the 2018 Debentures entered into amendments (the “Amendments”) to the 2018 Debentures. The 2018 Debentures, together with any accrued and unpaid interest, become due and payable on January 2, 2020 (the “2020 Maturity Date”). Interest on the 2018 Debentures accrues at the rate of 12% per annum from January 2, 2018 through the date of the Amendments, and 10% per annum subsequent to the date of the Amendments, payable monthly in cash, beginning on February 1, 2018 and through the 2020 Maturity Date. The 2018 Debentures are convertible into common stock at a conversion price of $0.50 per share at the discretion of the holder, with special provisions applying to any holder whose conversion would result in the holder beneficially owning more than 4.99% of the Company’s common stock. In connection with this convertible note payable, the Company recorded a $395,000 discount on debt, related to the beneficial conversion feature of the note to be amortized over the life of the note using the effective interest method, or until the note is converted or repaid. On January 3, 2020, the Company entered into an amendment agreement (the “Amendment”) with two of its directors (the “Holders”) to convertible notes issued by the Company to the Holders in January 2018 (the “2018 Notes”). Pursuant to the Amendment, which was effective as of January 2, 2020, the maturity date of the 2018 Notes was amended from January 2, 2020 to February 8, 2021, and the Holders waived any defaults that might have occurred prior to the date of the Amendment.

As a result of these changes, management determined debt extinguishment which was applied and the new notes were recorded at their fair value resulting in a discount of approximately $40,000 and a gain on extinguishment of this amount recorded to additional paid in capital.

The principal balance was $400,000 and unamortized discount was $31,130 and $125,453, respectively, as of March 31, 2020 and December 31, 2019. Amortization costs of $14,930 and $21,301 were incurred for the quarters ended March 31, 2020 and March 31, 2019 respectively. Of the amount recorded in 2020, $6,000 relates to the notes prior to extinguishment and $9,000 relates to the amended notes.

On February 8, 2019, the Company entered into a securities purchase agreement with two of its directors, pursuant to which the Company sold an aggregate principal amount of $150,000 in 10% Convertible Debentures (“2019 Debentures”). The 2019 Debentures, together with any accrued and unpaid interest, is due and payable on February 8, 2021 (the “2021 Maturity Date”). Interest on the 2019 Debentures accrues at the rate of 10% per annum, payable monthly in cash, beginning on March 1, 2019 and through the 2021 Maturity Date. The 2019 Debentures are convertible into common stock at a conversion price of $0.50 per share at the discretion of the holder, with special provisions applying to any holder whose conversion would result in the holder beneficially owning more than 4.99% of the Company’s common stock. In connection with this convertible note payable, the Company recorded a $97,500 discount on debt related to the beneficial conversion feature of the note to be amortized over the life of the note using the effective interest method, or until the note is converted or repaid.

The principal balance was $150,000 and unamortized discount was $58,369 and $97,500, respectively, as of March 31, 2020 and December 31, 2019. Amortization costs of $11,807 and $4,053 were incurred for the quarters ended March 31, 2020 and March 31, 2019 respectively.

4.	SIGNIFICANT CONCENTRATIONS OF CREDIT RISK

Cash is maintained at an authorized deposit-taking institution (bank) incorporated in both the United States and Australia and is insured by the U.S. Federal Deposit Insurance Corporation and Australian Securities & Investments Commission up to $250,000 and approximately $186,000 USD in total, respectively. At March 31, 2020 and December 31, 2019, the balance was fully covered under the $250,000 threshold in the United States. In Australia, the balance was fully covered under the $186,000 threshold at March 31, 2020 and $10,563 over at December 31, 2019.

Credit risk for trade accounts is concentrated as well because substantially all of the balances are receivable from entities located within certain geographic regions. To reduce credit risk, the Company performs ongoing credit evaluations of its customers’ financial conditions but does not generally require collateral. In addition, at March 31, 2020, approximately 27% of the Company’s accounts receivable were from two customers at 16% and 11%. At December 31, 2019, one of the Company’s accounts receivable was due from one customer at approximately 13%.

5.	MAJOR CUSTOMERS

During the three months ended March 31, 2020, there was two customers with a concentration of 10% or higher of the Company’s revenue at 13% and 12%. During the three months ended March 31, 2019, there was no customers with a concentration of 10% or higher of the Company’s revenue.

6.	UNCOMPLETED CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts are summarized as follows at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Costs incurred on uncompleted contracts	$546,468	$465,686
Estimated earnings	357,144	454,132
Costs and estimated earnings earned on uncompleted contracts	903,612	919,818
Billings to date	792,473	750,769
Costs and estimated earnings in excess of billings on uncompleted contracts	111,139	169,049
Costs and earnings in excess of billings on completed contracts	(119,219)	(190,102)
	$(8,080)	$(21,053)

Costs in excess of billings	$29,850	$26,045
Billings in excess of cost	(37,930)	(47,098)
	$(8,080)	$(21,053)

7.	LEASES

Operating Leases

For leases with a term of 12 months or less, the Company is permitted to make and has made an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities, and we recognize lease expense for such leases on a straight-line basis over the lease term.

The Company signed new leases in January 2019 for a Dallas, Texas shared office space, which ended in December 2019 and is now on a month to month basis. The Company’s current office space in Kunda Park, Queensland Australia, which started in May 2018 and expires in May 2023. The Company’s office in Downingtown, Pennsylvania was signed in July 2019 and expires June 2020.

On March 25, 2019, the Company signed a lease for new office space in Brisbane, Australia which has a fixed 3% increase annually expiring in March 2025 and includes a renewal period of three years that management is reasonably certain will be exercised. The Company analyzed this lease and determined that this agreement meets the definition of a lease under ASC 842, as it provides management with the exclusive right to direct the use of and obtain substantially all of the economic benefits from the identified leased asset, which is the office space. Management also analyzed the terms of this arrangement and concluded it should be classified as an operating lease, as none of the criteria were met for finance lease classification. As there was only one identified asset, no allocation of the lease payments was deemed necessary. Management did not incur any initial direct costs associated with this lease. As of the March 25, 2019 commencement date, a right to use asset and lease liability of $108,073 was recorded on the condensed consolidated balance sheet based on the present value of payments in the lease agreement. Per review of the lease agreement, there was no variable terms identified and there is no implicit rate stated. Therefore, the Company determined the present value of the future minimum lease payments based on its incremental borrowing rate. The incremental borrowing rate was determined to be 10%, as this is the rate which represents the incremental borrowing rate for the Company, on a collateralized basis, in a similar economic environment with similar payment terms.

On February 27, 2020, the Company extended the lease in Kunda Park through April 30, 2024, with a three-year renewed option which management is reasonably certain to exercise. The Company analyzed this lease and determined that this agreement meets the definition of a lease under ASC 842, as it provides management with the exclusive right to direct the use of and obtain substantially all of the economic benefits from the identified leased asset, which is the office space. Management also analyzed the terms of this arrangement and concluded it should be classified as an operating lease, as none of the criteria were met for finance lease classification. As there was only one identified asset, no allocation of the lease payments was deemed necessary. Management did not incur any initial direct costs associated with this lease. As of the February 27, 2020 renewal date, the right to use asset and lease liability increased by $130,736 was recorded on the condensed consolidated balance sheet based on the present value of payments in the lease agreement. Per review of the lease agreement, there was no variable terms identified and there is no implicit rate stated. Therefore, the Company determined the present value of the future minimum lease payments based on its incremental borrowing rate. The incremental borrowing rate was determined to be 10%, as this is the rate which represents the incremental borrowing rate for the Company, on a collateralized basis, in a similar economic environment with similar payment terms.

The future minimum payments on the office space leases for each of the next seven years and in the aggregate amount to the following:

2020	$50,123
2021	57,901
2022	58,638
2023	35,080
2024	26,856
Thereafter	6,763
Total lease payments	235,362
Present value discount	17,123
Total operating lease liabilities	$252,486

The weighted-average remaining term of the Company’s operating leases was 5.9 years and the weighted-average discount rate used to measure the present value of the Company’s operating lease liabilities was 9.7% as of March 31, 2020.

Rent expense for each of the three months ended March 31, 2020 and 2019 amounted to approximately $19,201 and $23,000 respectively and is included in “General and Administrative” expenses on the related statements of operations.

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

At March 31, 2020, the Company had 14 finance leases with an aggregate net book value of $383,547. The obligations are payable in monthly installments ranging from approximately $503 to $1,578 with interest rates from 3.0% to 5.57% per annum. The leases are secured by the related equipment. Approximate payments to be made on these finance lease obligations are as follows:

2020	$68,256
2021	86,228
2022	78,381
2023	82,924
2024	71,392
Thereafter	14,070

Finance lease obligation	401,251
Less: amounts representing interest	31,476
Less: current maturities of finance lease obligations	76,240

Finance lease obligations, non-current	$293,535

8.	DEBT

Long-term debt consisted of the following:

Equipment Notes Payable

	March 31, 2020	December 31, 2019
Note payable with monthly payments of $1,294, including interest at 14.72% per annum through March 2023.	$33,567	$40,733
Note payable with monthly payments of $1,063, including interest at 5.76% per annum through April 2021.	7,181	10,276

Note payable with monthly payments of $983, including interest at 4.90% per annum through August 2024.	46,407	48,566
Total:	$87,155	$99,575
Less current portion:	(25,187)	(27,435)
Total non-current portion:	$61,968	$72,140

As of March 31, 2020, approximate principal payments to be made on these debt obligations are as follows:

Year ending December 31:	Amount
2020	$18,974
2021	19,769
2022	18,726
2023	22,523
2024	7,163
Thereafter	-
Notes payable obligation	$87,155

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

On January 3, 2020, the Company entered into an amendment agreement (the “Amendment”) with two of its directors (the “Holders”), to convertible notes issued by the Company to the Holders in January 2018 (the “2018 Notes”). Pursuant to the Amendment, which was effective as of January 2, 2020, the maturity date of the 2018 Notes was amended from January 2, 2020 to February 8, 2021, and the Holders waived any defaults that might have occurred prior to the date of the Amendment. In conjunction with this amendment, the convertible note was re-evaluated in accordance with ASC 470-50 - Debt Modifications and Extinguishments (“ASC 470”), and it was determined that debt extinguishment was applied. As a result, the carrying value of the Debentures at the time of the transaction, along with the related beneficial conversion feature, were the same.

The principal balance was $400,000 and unamortized discount was $31,130 and $125,453, respectively, as of March 31, 2020 and December 31, 2019. Amortization costs of $5,576 and $21,301 were incurred for the quarters ended March 31, 2020 and March 31, 2019 respectively.

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

The principal balance was $150,000 and unamortized discount was $58,369 and $97,500, respectively, as of March 31, 2020 and December 31, 2019. Amortization costs of $11,807 and $4,053 were incurred for the quarters ended March 31, 2020 and March 31, 2019 respectively.

2019 Convertible Note Financing

On October 17, 2019, the Company entered into a securities purchase agreement with FirstFire Global Opportunities Fund LLC (“FirstFire”), an unrelated third party, pursuant to which it sold a $110,000 convertible note (the “2019 Note”) to FirstFire for gross proceeds of $100,000, with an original discount issuance of $10,000. The transaction closed on October 23, 2019 upon receipt of the funds from FirstFire. The Company incurred $5,000 of legal fees for the transaction. Both the legal fees and original issue discount are amortized over the life of the agreement.

The 2019 Note will mature on October 17, 2020 and will bear interest at the rate of 8% per annum, which interest will be payable on the maturity date or any redemption date, and may be paid, in certain conditions, through the issuance of common shares, at the Company’s discretion. The Company makes a monthly principal payment to FirstFire of $6,000 on the 17th day of each month, which payment commenced on November 17, 2019. The Company also has the right, at any time, to repay all or a part of the 2019 Note, on at least one prior business days’ notice, in an amount equal to 115% of the principal being repaid, plus any accrued but unpaid interest on the principal amount being repaid.

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

The 2019 Note includes customary event of default provisions and provides for a default interest rate of 15%. Upon the occurrence of an event of default, FirstFire may require the Company to redeem all or any portion of the 2019 Note (including all accrued and unpaid interest), in cash, at a price equal to the product of (A) the amount to be redeemed multiplied by (B) 125%. In addition, upon an event of default, the conversion price would be the lower of (i) the Fixed Conversion Price or (ii) 75% of the lowest closing price of our common stock during the 10 trading days prior to the conversion date.

The principal balance was $110,000 and unamortized discount was $11,273 at March 31, 2020.

2020 Convertible Note Financing

On January 15, 2020, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with FirstFire, an unrelated third party, pursuant to which the Company sold a $85,250 principal amount convertible note (the “Note”) to the Investor for gross proceeds of $77,500, with an original discount issuance of $7,750. The transaction closed on January 16, 2020 upon receipt of the funds from the Investor. The Company incurred $2,500 of legal fees for this transaction.

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

On March 26, 2020, the monthly principal payment was reduced to $500.

The principal balance of the Note was $85,250 and unamortized discount was $8,144 at March 31, 2020.

For the three months ended March 31, 2020, the Company incurred interest expense of $51,527, of which $5,576 related to the amortization of the 2018 Debentures debt discount, $11,807 for the 2019 Debentures debt discount, $3,939 for the 2019 First Fire Note, and $2,106 for the 2020 First Fire Notes. For the three months ended March 31, 2019, the Company incurred interest expense of $36,095, of which $21,301 related to the amortization of the 2018 Debentures debt discount and $1,626 for the 2019 Debentures debt discount.

9.	NOTE PAYABLE

On August 21, 2018, PVBJ entered into a loan and security agreement (the “Credit Agreement”) with Thermo. The Credit Agreement provides for a revolving line of credit in an amount not to exceed $350,000, which is evidenced by a promissory note issued by PVBJ to Thermo (the “Note”). Pursuant to the Credit Agreement, PVBJ granted a security interest to Thermo in all of its assets. In addition, pursuant to a limited recourse guaranty, Andrew Hidalgo, the Company’s Chief Executive Officer personally guaranteed the repayment of the Credit Agreement under certain conditions. Pursuant to the terms of the Credit Agreement, the Company is permitted to borrow up to $350,000 under the revolving credit line, under a borrowing base equal to the lesser of (i) or 85% of Eligible Accounts (as defined in the Credit Agreement). Borrowings under the Credit Agreement may be used for working capital and to refinance certain existing debt of PVBJ. The Credit Agreement contains certain customary representations and warranties, affirmative and negative covenants, and events of default. Principal covenants include a debt service coverage ratio of not less than 1.15 to 1.0, a fixed charge coverage ratio of not less than 1.15 to 1.0, and maintaining a tangible net worth of at least $150,000, excluding intercompany loans to the Company. The loan commitment expires on August 21, 2020. As of March 31, 2020, the Company was not in compliance with these covenants. However due to the subsequent sale of PVBJ, Thermo had deemed it to have passed. The facility was increased to $400,000 in August of 2019. The interest rate applicable to revolving loans under the Credit Agreement is prime plus 5.0%, subject to a minimum interest rate of 9.5%. The Company paid a loan commitment fee of $7,000, of which $3,500 was paid on closing, and $3,500 was paid on the Note’s first anniversary. The Company will also pay a monthly monitoring fee during the term of the Credit Agreement of 0.33% of the average outstanding balance, payable monthly in arrears. The Company may prepay the Note at any time and terminate the Credit Agreement. In the event that the Company terminates the Credit Agreement, the Company will pay Thermo an early termination fee equal to 4% of the pro rata portion, which pro rata portion is determined by multiplying $400,000 by the number of months prior to the second anniversary of the effective date of the Credit Agreement and then dividing that by 24. The obligations of PVBJ under the Credit Agreement may be accelerated upon the occurrence of an event of default under the Credit Agreement, which includes customary events of default including, without limitation, payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, cross-defaults, bankruptcy and insolvency related defaults, defaults relating to judgments, an ERISA reportable event occurs, a change of control and a change in the Company’s financial condition that could have a material adverse effect on the Company. As of March 31, 2020, funds totaling $49,162 were available for borrowing under the Credit Agreement.

For the three months ended March 31, 2020 and 2019, the Company incurred interest expense of $10,692 and $8,847, respectively, related to interest for the Thermo credit line.

10.	CONTRACT BACKLOG

As of March 31, 2020, the Company had a contract backlog approximating $472,052 with anticipated direct costs to complete approximating $352,833. At December 31, 2019, the Company had a contract backlog approximating $551,850, with anticipated direct costs to completion approximating $454,132.

11.	GOODWILL AND OTHER INTANGIBLES

The tables below present a reconciliation of the Company’s goodwill and intangibles:

Goodwill

Balance at December 31, 2019	$1,373,621
Adjustments	-
Balance at March 31, 2020	$1,373,621

Intangibles – customer list

Balance at December 31, 2019	$63,161
Amortization	(5,121)
Balance at March 31, 2020	$58,040

The customer list will continue to be amortized at $5,121 a quarter until December 31, 2022. The remaining $1,707 will be amortized in January 2023.

12.	STOCK OPTIONS AWARDS AND GRANTS

A summary of the stock option activity and related information for the 2016 Incentive Stock Option Plan from December 31, 2019 to March 31, 2020 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2019	698,500	0.31	2.40	$216,535
Grants	-	-	-	-
Exercised	-	-	-	-
Canceled	-	-	-	-
Outstanding at March 31, 2020	698,500	0.43	1.48	$216,535
Exercisable at March 31, 2020	618,375	0.01	.94	$132,500

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

As of March 31, 2020, there was $26,676 of unrecognized compensation expense. As of December 31, 2019, there was $32,642 of unrecognized compensation expense.

13.	SEGMENT INFORMATION

Our business is organized into two reportable segments: renewable systems integration revenue and non-renewable systems integration revenue. The reporting segments follow the same accounting policies used in the preparation of the Company’s unaudited condensed consolidated financial statements. The following represents selected information for the Company’s reportable segments for the three months ended March 31, 2020 and 2019.

	March 31, 2020	December 31, 2018
Assets by Segment
Renewable systems integration	$1,634,491	$1,642,592
Non-renewable systems integration	1,819,501	1,825,839
	3,453,992	$3,468,431

	For the Three Months Ended
	March 31, 2020	March 31, 2019
Revenue by segment
Renewable systems integration	$21,165	$49,514
Non-renewable system integration	1,646,782	1,654,759
	$1,667,947	$1,704,273

Cost of sales by segment
Renewable systems integration	$12,324	$37,785
Non-renewable system integration	1,306,191	1,158,653
	$1,318,515	$1,196,438

Operating expenses
Renewable Systems integration	$103,723	$167,540
Non-renewable system Integration	443,331	459,012
	$547,054	$626,552
Operating (loss) income by segment
Renewable Systems integration	$(94,882)	$(155,811)
Non-renewable system Integration	(102,740)	37,094
	$(197,622)	$(118,717)

14.	INCOME TAX

For the three months ended March 31, 2020 and 2019, the Company did not record any income tax expense or benefit. No tax benefit has been recorded in relation to the pre-tax loss for the three months ended March 31, 2020 and 2019, due to a full valuation allowance to offset any deferred tax asset related to net operating loss carry forwards attributable to the losses.

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law in March 2020. The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”). Corporate taxpayers may carryback net operating losses (NOLs) originating between 2018 and 2020 for up to five years, which was not previously allowed under the 2017 Tax Act. The CARES Act also eliminates the 80% of taxable income limitations by allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2018, 2019 or 2020. Taxpayers may generally deduct interest up to the sum of 50% of adjusted taxable income plus business interest income (30% limit under the 2017 Tax Act) for 2019 and 2020. The CARES Act allows taxpayers with alternative minimum tax credits to claim a refund in 2020 for the entire amount of the credits instead of recovering the credits through refunds over a period of years, as originally enacted by the 2017 Tax Act. In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation. The enactment of the CARES Act did not result in any material adjustments to our income tax provision for the three months ended March 31, 2020, or to our net deferred tax assets as of March 31, 2020.

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

In all instances, the Company may not sell shares of its common stock to GHS under the Purchase Agreement if it would result in GHS beneficially owning more than 4.99% of the Company’s common stock. In addition, no Put can be made in an amount that exceeds $400,000. The Company has sold an aggregate of 63,000 shares for proceeds of $19,827 during the three months ended March 31, 2020.

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

The new standard provides several optional practical expedients in transition. The Company elected the ‘package of practical expedients’, which permits it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect the use-of hindsight or the practical expedient pertaining to land easements; the latter not being applicable to it. The new standard also provides practical expedients for an entity’s ongoing accounting. The Company elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, the Company will not recognize right of use assets or lease liabilities, and this includes not recognizing right of use assets or lease liabilities for existing short-term leases of those assets in transition. The Company also elected the practical expedient not to separate lease and non-lease components for all of its leases in existence at December 31, 2019, which means all consideration that is fixed, or in-substance fixed, relating to the non-lease components will be captured as part of the Company’s lease components for balance sheet purposes. For the year ended December 31, 2019, the Company recognized additional lease liabilities of $261,047 with corresponding right of use assets of the same amount based on the present value of the remaining minimum rental payments for existing leases on its Consolidated Balance Sheets. See Note 7, “Leases,” above, for additional lease disclosures.

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (ASC 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 simplifies the accounting for nonemployee share-based payment transactions. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The new standard will become effective for the Company beginning January 1, 2019, with early adoption permitted. The Company has adopted this standard and has no impact on its consolidated financial statements and disclosures.

In August 2018, the FASB issue ASU 2018-13, Fair Value Measurement (ASC 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The new standard will become effective for the Company January 1, 2020, with early adoption permitted. The Company has adopted this standard and has no impact on its consolidated financial statements and disclosures.

Management does not believe there would have been a material effect on the accompanying financial statements had any other recently issued, but not yet effective, accounting standards been adopted in the current period.

17.	GOING CONCERN

At each reporting period, the Company evaluates whether there are conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The Company’s evaluation entails analyzing prospective operating budgets and forecasts for expectations of the Company’s cash needs and comparing those needs to the current cash and cash equivalent balances. The Company is required to make certain additional disclosures if it concludes substantial doubt exists and it is not alleviated by the Company’s plans or when its plans alleviate substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. These condensed consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should we be unable to continue as a going concern.

On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (COVID-19), a global pandemic and recommended containment and mitigation measures worldwide. As of the date of this filing, the Company has sold its office in the U.S.; Australia remains fully operational as the Company’s operations service governmental offices and hospitals. We have adjusted certain aspects of the Company’s operations to protect its employees and customers while still meeting customers’ needs for vital services. The Company will continue to monitor the situation closely and it is possible that we will implement further measures. In light of the uncertainty as to the severity and duration of the pandemic, the impact on the Company’s revenues, profitability and financial position is uncertain at this time.

As reflected in the quarterly financial statements, the Company has a net loss of $254,024 and net cash used in operations of $22,348 for the quarter ended March 31, 2020. In addition, the Company is a start up in the renewable energy space and has generated limited revenues to date.

On January 15, 2020, H/Cell Energy Corporation (the “Company”) entered into a securities purchase agreement (the “Purchase Agreement”) with FirstFire Global Opportunities Fund LLC (the “Investor”), an unrelated third party, pursuant to which the Company sold a $85,250 principal amount convertible note (the “Note”) to the Investor for gross proceeds of $77,500, with an original discount issuance of $7,750 (the “Offering”). The transaction closed on January 16, 2020 upon receipt of the funds from the Investor. The Company incurred $2,500 of legal fees for this transaction.

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

On January 3, 2020, H/Cell Energy Corporation (the “Company”) entered into an amendment agreement the “Amendment”) with two of its directors (the “Holders”), to convertible notes issued by the Company to the Holders in January 2018 (the “Notes”). Pursuant to the Amendment, which was effective as of January 2, 2020, the maturity date of the Notes was amended from January 2, 2020 to February 8, 2021, and the Holders waived any defaults that might have occurred prior to the date of the Amendment.

On February 1, 2018, we entered into a stock purchase agreement (the “Purchase Agreement”) by and among us, PVBJ, Inc., a New Jersey corporation (“PVBJ”), and Benis Holdings LLC, PVBJ’s sole shareholder (“Benis Holdings”). Pursuant to the Purchase Agreement, we acquired all of PVBJ’s issued and outstanding capital stock from Benis Holdings for a Cash Purchase Price of $221,800 (the “Cash Purchase Price”) and 444,445 shares of our common stock per share having an aggregate value of $1,000,000.00 (the “Acquisition Shares”). The Acquisition Shares were issued at the closing and the Cash Purchase Price was to be paid to Benis Holdings from positive earnings before taxes of PVBJ, with Benis Holdings to receive 50% of annual earnings before taxes of PVBJ until such time as Benis Holdings has received the full Cash Purchase Price (“Positive Earnings Criteria”), which Positive Earnings Criteria PVBJ never accomplished. Further, in connection with our acquisition of PVBJ, the Company entered into an employment agreement with Paul V. Benis, Jr. (the “Employment Agreement”) to serve as its Executive Vice President for a period of three years at an annual salary of $150,000 in return for Paul V. Benis’ oversight of PVBJ’s business operations. Upon acquiring PVBJ, PVBJ became our wholly owned subsidiary. After we acquired PVBJ, PVBJ executed a March 10, 2020 Promissory Note whereby Thermo Communications Funding, LLC (“Thermo”) became PVBJ’s lending facility (the “Note”). As indicated below under Item 18 (Subsequent Events), the Company has resold PVBJ back to PVBJ.

On April 21, 2020, the Company’s Board of Directors authorized the Company’s resale of PVBJ back to PVBJ pursuant to the terms contained in the Resale and Release agreement as follows: (a) Benis Holdings LLC will apply the $221,800 Cash Purchase Price as consideration towards the purchase of PVBJ; (b) Paul Benis agrees to apply the remaining salary due to him, as prorated from the Closing Date to the expiration date of the Employment Agreement (January 31, 2021), to the purchase of PVBJ by Benis Holdings LLC as additional consideration thereof, at which time the Company will have no further salary obligation to Paul Benis, who will then be deemed to have resigned as the Company’s executive officer; and (c) as additional consideration for the purchase of PVBJ by Benis Holdings LLC, PVBJ shall continue to be responsible for the Note.

Management has evaluated the significance of these conditions and under these circumstances expects that its current cash resources, operating cash flows and ability to get financing would be sufficient to sustain operations for a period greater than one year from the quarterly report issuance date. The Company still has access to, and the ability for, financing via issuing convertible notes as the Company has done in January 2020. The Company has also extended some previous notes terms maturities with related parties and may continue to do so. Due to the sale of PVBJ, the Company has alleviated liabilities on its balance sheet such as the line of credit due in August 2020, earn out payable, and other notes payables relating to vehicles. Our creditor on the convertible note due in 2020 has expressed a willingness to refinance and/or extend the terms. Due to COVID-19 there has been various tax breaks and loan possibilities that the Company may take advantage of. In addition, the operating budget of Pride projects to produce enough cash flow to continue to cover expenses and between January 1, 2020 and March 31, 2020, the Company has sold an aggregate of 63,000 shares of Common Stock to GHS under the Purchase Agreement for working capital and for the aggregate net proceeds of $19,833, therefore, the identified conditions noted above have alleviated the substantial doubt.

18.	SUBSEQUENT EVENTS

On April 7, 2020, the Company filed a Post-Effective Amendment No. 1 (“Post Effective S-1”) to the Registration Statement on Form S-1 (File No. 333-23273) (the “Registration Statement), as originally declared effective by the Securities and Exchange Commission (“SEC”) on July 31, 2019. The Post Effective S-1 was filed pursuant to the undertakings in Item 17 of the Registration Statement to (i) include the information contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 that was filed with the SEC on March 25, 2020 and (ii) update certain other information in the Registration Statement. The information included in the Post Effective S-1 amends the Registration Statement and the prospectus contained therein. No additional securities were registered under this Post-Effective S-1. The SEC declared the Post Effective S-1 effective on April 15, 2020.

On April 21, 2020, the Company’s Board of Directors authorized the Company’s resale of PVBJ back to PVBJ pursuant to the terms contained in a Resale and Release agreement, as follows: (a) Benis Holdings LLC will apply the $221,800 Cash Purchase Price as consideration towards the purchase of PVBJ; (b) Paul Benis agrees to apply the remaining salary due to him, as prorated from the Closing Date to the expiration date of his Employment Agreement (January 31, 2021), to the purchase of PVBJ by Benis Holdings LLC as additional consideration thereof, at which time the Company will have no further salary obligation to Paul Benis, who will then be deemed to have resigned as the Company’s executive officer; and (c) as additional consideration for the purchase of PVBJ by Benis Holdings LLC, PVBJ shall continue to be responsible for the Note. The Resale Agreement provides that the Parties mutually release one another and discharge and release the other party (and their respective current and former officers, directors, employees, shareholders, note holders, attorneys, assigns, agents, representatives, predecessors, and successors in interest), from any and all claims, demands, obligations, or causes of action. On April 21, 2020, we filed a Form 8-K disclosing the terms of the April 21, 2020 Resale and Release Agreement, which agreement was filed as an exhibit thereto.

On May 5, 2020, the Company entered into a term note with Comerica Bank, with a principal amount of $20,000 thousand pursuant to the Paycheck Protection Program (“PPP Term Note”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan is evidenced by a promissory note. The PPP Term Note bears interest at a fixed annual rate of 1.00%, with the first six months of interest deferred. Beginning in November 2020, the Company will make 18 equal monthly payments of principal and interest with the final payment due in April 2022. The PPP Term Note may be accelerated upon the occurrence of an event of default.

The PPP Term Note is unsecured and guaranteed by the United States Small Business Administration. The Company may apply to PNC for forgiveness of the PPP Term Note, with the amount which may be forgiven equal to the sum of payroll costs, covered rent and mortgage obligations, and covered utility payments incurred by the Company during the eight-week period beginning upon receipt of PPP Term Note funds, calculated in accordance with the terms of the CARES Act. At this time, we are not in a position to quantify the portion of the PPP Term Note that will be forgiven.

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

Business Overview

We were formed in August 2015 to expand upon the successful implementation of a hydrogen energy system used to completely power a residence or commercial property with clean energy so that it can run independent of the utility grid and also provide energy to the utility grid for monetary credits. This system uses renewable energy as its source for hydrogen production and functions as a self-sustaining clean energy system using hydrogen and fuel cell technology. Its production of electricity is eco-friendly since it is not produced by the use of fossil fuels. It is a green-energy concept that is safe, renewable, self-sustaining and cost effective.

The benefits to hydrogen energy are the use of hydrogen as an energy source produces no carbon dioxide or other greenhouse gases. Unlike fossil fuels, the only emission from hydrogen is chemically pure water. Hydrogen can be extracted from water using renewable energy from the sun and unlike batteries, hydrogen can be stored indefinitely. There is no drilling, fracking or mining required to produce hydrogen. We believe it is safe and the most abundant and cleanest energy source on the planet. In addition to offering this self-sustaining clean energy system using hydrogen and fuel cell technology, we offer a number of renewable energy services, such as audits of energy consumption, review of energy/tax credits available, feasibility studies, solar/battery system installation, zoning/permitting analysis, site design/preparation and restoration, system startup, testing, commissioning, maintenance and interconnection applications.

We have succeeded in developing and installing hydrogen energy systems that are combined with renewable solar energy to produce clean electricity. We call the hydrogen energy system the HC-1 System, which functions as a self-sustaining renewable energy system, and can be configured as an off grid solution for all users’ electricity needs or it can be connected to the grid to generate energy credits. The HC-1 System is comprised of solar, batteries, a hydrogen generator, a fuel cell and a hydrogen storage tank.

When there is sunlight, the solar produce renewable energy charges a bank of batteries. After the batteries are fully charged, the excess electricity is then combined with water through a hydrogen generator that extracts the hydrogen from the water in a gasified state, which is safely transferred to a tank and stored for later use. If the tank is full, excess electricity is sent from the batteries to the utility grid, which results in energy credits for the system owner. The electricity for the end user is always provided by the charged batteries. If there is no solar power to charge the batteries, the system keeps the batteries fully charged by using the hydrogen gas stored in the tank, which when processed through a fuel cell creates the electricity to charge the batteries. As the system is able to produce its own hydrogen gas, which keeps the tank full, it provides a continuous supply of clean energy and sustainability that is independent from the grid. Each HC-1 system is custom designed to accommodate the electrical loads for an end user. The system is completely scalable.

If a customer wishes to connect the system to the electrical grid in order to generate renewable energy credits, we obtain interconnection agreements from the local electric utility company. If the customer obtains authorization for interconnection to the utility grid, once the HC-1 system is operational, the HC-1 system owner can eliminate their electric bill and, if in a permissible state, can begin generating energy credits. In certain states, an end user receives one energy credit for each 1,000-kilowatt hours (kWh) produced through renewal energy. The customer sells these credits to a broker, who in turn sells the credits to a utility company so that the utility company can demonstrate their compliance with the regulatory obligations to reduce greenhouse gas emissions. The price per credit can vary depending on supply and demand. Many other states that may not offer an energy credit program, do offer other cash incentives for renewable energy systems.

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

Current Operating Trends

Currently, a number of technicians are licensed to install our HC-1 systems in the Mid-Atlantic region of the U.S. and Australia. In addition to recently establishing a clean energy division, Pride designs, installs and maintains a variety of technology products in the security systems market. Pride also provides annual maintenance programs which amount to approximately AUD $2 million per annum. Pride currently generates approximately half of its revenue from government contracts and the other half from the commercial sector. Pride is a certified and licensed security systems integrator for the Queensland Government and has various government contracts in place for installation, maintenance and project services.

PVBJ is engaged in the business in the business of the design, installation, maintenance and emergency service of environmental systems both in residential and commercial markets. The subsidiary has a team of technicians that can install and service a variety of HVAC and refrigeration products. PVBJ is certified and licensed in multiple states and has developed an extensive customer base.

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

Trends and Uncertainties

Our operations are subject to the following trends and uncertainties:

●	The availability of renewable energy project rebates and tax incentives
●	The level of government contracts generally as well as whether we can consistently obtain material revenues being awarded such contracts
●	Whether we are able to generate consistent service revenue

Results of Operations

For the three months ended March 31, 2020 and the three months ended March 31, 2019

Revenue and Cost of Revenue

We had $1,667,947 of revenue and $1,318,515 for cost of revenue during the three months ended March 31, 2020.

We had $1,704,273 of revenue and $1,196,438 for cost of revenue during the three months ended March 31, 2019.

	For the Three Months Ended
	March 31, 2020	March 31, 2019
Revenue by Segment
Renewable Systems Integration	$21,165	$49,514
Non-renewable Systems Integration	1,646,782	1,654,759
	$1,667,947	$1,704,273

General and Administrative Expenses

During the three months ended March 31, 2020, our general and administrative expenses were $547,054. $123,723 of these expenses was related to the Renewable Systems Integration segment, which included $37,500 of gross payroll, $20,000 of management fees, $28,900 of accounting fees related to audit and consulting fees, $9,000 of legal fees, $7,993 of stock based compensation, $7,657 of dues and subscription fees, which pertained to EDGAR fees and OTC Market annual listing fees, $5,271 of amortization, $2,772 for insurance, $2,486 of payroll taxes, $2,144 of miscellaneous expenses.

During the three months ended March 31, 2019, our general and administrative expenses were $626,552. $167,540 of these expenses was related to the Renewable Systems Integration segment, which included $37,500 of gross payroll, $23,450 for share donation, $19,500 of management fees, $26,773 of accounting fees related to audit and consulting fees, $12,000 of legal fees, $8,562 of stock based compensation, $8,000 of investment banking fees, $7,265 of dues and subscription fees, which pertained to EDGAR fees and OTC Market annual listing fees, $6,331 of travel and meals, $5,271 of amortization, $3,207 for insurance, $2,869 of payroll taxes, $5,059 of miscellaneous expenses and $1,753 of auto lease.

The Non-renewable Systems Integration segment incurred general and administrative expenses during the three months ended March 31, 2020 of $423,331, including management and administrative salaries of $182,962 along with $96,851 of other various employee expenses, such as retirement benefits, vacation, sick time, office expenses, training and meals. In addition, automobile expenses totaled $16,377, which included lease and auto allowance. Facilities lease maintenance and utilities totaled $20,108. In addition, we incurred $57,573 for various insurances, $12,513 in telecommunications and telephone, $10,202 in dues and subscriptions, $6,494 in advertising and $20,251 in miscellaneous expenses.

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

We incurred $64,139 of other expenses for the three months ended March 31, 2020, including $19,468 of interest expense, $39,796 of interest expense – related party and $4,875 change in fair value earn-out.

We incurred $24,921 of other expenses for the three months ended March 31, 2019, including $36,095 of interest expense – related party, $4,396 change in fair value earn-out and $1,833 of interest expense, offset by $17,403 of gain on fixed asset disposal.

As a result of the foregoing, we had a net loss of $261,761 for the three months ended March 31, 2020, compared to a net loss of $143,638 for the three months ended March 31, 2019.

Liquidity and Capital Resources

As of March 31, 2020, we had negative working capital of $867,432, comprised of current assets of $909,139 of accounts receivables, $174,419 of cash and cash equivalents, $29,850 of costs in excess of billings and $17,247 of prepaid expenses. We had $933,258 of accounts payables and accrued expenses, $55,795 of current operating lease liability, $76,240 of current finance leases payable, $76,014 of sales and withholding tax payable, $37,930 of billings in excess of cost, $30,649 of income tax payable, $459,116 of current convertible notes payable – related party net of discount, $135,938 of current convertible notes payable, $165,960 for line of credit. $25,187 of current notes payable, which made up our current liabilities at March 31, 2020. Other noncurrent liabilities at March 31, 2020 were $196,691 of operating lease liability, $293,535 of long-term finance leases, $214,074 of earn out payable and $61,968 of equipment notes payable.

For the three months ended March 31, 2020, we used $22,348 of cash in operating activities, which represented our net loss of $261,761, $348,750 of changes in accounts payable, $59,272 of change in ROU liability, $4,875 in change in fair value, $7,993 in stock based compensation, $69,146 in depreciation and amortization offset by $60,036 of change in ROU asset, $177,345 change in accounts receivable, $2,183 change in prepaids, $7,614 cost in excess and $3,445 of billings excess in cost.

We used $10,783 from investing activities from the purchase of fixed assets.

We used $28,793 from financing activities consisting of convertible debt issuance for $75,000, $19,833 proceeds from equity financing, offset by repayments on notes payable of $6,245, repayments on finance leases of $13,594 and repayments online of credit of $103,787.

For the three months ended March 31, 2019, we used $293,894 of cash in operating activities, which represented our net loss of $120,188 and $207,425 of changes in accounts payable, $2,481 of prepaid expenses, $2,258 of costs in excess of billings and $153,792 of billings in excess of cost, $17,403 of gain on the disposal of fixed assets, $30,000 in long term asset change, $260,524 in change in operating ROU asset offset by $23,450 of share donation, $72,015 of depreciation and amortization, $154,680 of changes in accounts receivables, $260,524 in change in operating ROU liability $8,562 in stock based compensation and $4,396 change in fair value contingent consideration.

We used $13,689 from investing activities from the purchase of fixed assets of $79,912 and $6,415 in security deposits less the disposition of fixed assets for $72,638.

We generated $273,489 from financing activities consisted of the issuance of convertible debt for $147,500, net of related costs, less repayments on notes payable of $8,382, less repayments of $9,985 of repayments on capital leases. adding back net proceeds from the line of credit of $144,356.

In the future we expect to incur expenses related to compliance for being a public company and travel related to visiting potential customer sites. We expect that our general and administrative expenses will increase as we expand our business development, add infrastructure and incur additional pubic company costs, including incremental audit fees, investor relations programs and increased professional services.

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

Other than a line of credit from Thermo Communications Funding, LLC (“Thermo”) and an equity purchase agreement with the Investor discussed below, we presently do not have any available credit, bank financing or other external sources of liquidity. We did not achieve net income from operations for the quarter ended March 31, 2020 or the year ended December 31, 2019 and our operations historically have not been a source of liquidity and we cannot be assured they will be in the near future. We may need to obtain additional capital in order to expand operations and fund our activities. Future financing may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. Even if we are able to raise the funds if required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we may be required to delay, reduce the scope of or eliminate our marketing and business development services.

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

Pursuant to the terms of the Credit Agreement, we are permitted to borrow up to $400,000 under the revolving credit line, under a borrowing base equal to the lesser of (i) or 85% of Eligible Accounts (as defined in the Credit Agreement). Borrowings under the Credit Agreement may be used for working capital and to refinance certain existing debt of PVBJ. The Credit Agreement contains certain customary representations and warranties, affirmative and negative covenants, and events of default. Principal covenants include a debt service coverage ratio of not less than 1.15 to 1.0, a fixed charge coverage ratio of not less than 1.15 to 1.0, and maintaining a tangible net worth of at least $150,000, excluding intercompany loans. As of March 31, 2020, we were not in compliance with these covenants. However due to the subsequent sale of PVBJ, Thermo had deemed it to have passed.

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

As of March 31, 2020 we had outstanding borrowings of $165,960 under the Credit Agreement, the interest rate was 9.5%, and funds totaling $49,162 were available for borrowing under the Credit Agreement.

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

In all instances, we may not sell shares of our common stock to GHS under the Equity Purchase Agreement if it would result in GHS beneficially owning more than 4.99% of our common stock. In addition, no Put can be made in an amount that exceeds $400,000. As of March 26, 2020, we have sold an aggregate of 188,250 shares of our common stock to GHS under the Equity Purchase Agreement for aggregate net proceeds of $59,949.

2019 Convertible Note Financing

On October 17, 2019, we entered into a securities purchase agreement with FirstFire Global Opportunities Fund LLC (“FirstFire”), an unrelated third party, pursuant to which we sold a $110,000 principal amount convertible note (the “2019 Note”) to FirstFire for gross proceeds of $100,000, with an original discount issuance of $10,000. The transaction closed on October 23, 2019 upon receipt of the funds from FirstFire.

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

The 2019 Note will be convertible into our common stock at a fixed conversion price of $0.50 per share at the discretion of the holder. At no time will FirstFire be entitled to convert any portion of the 2019 Note to the extent that after such conversion, FirstFire (together with its affiliates) would beneficially own more than 4.99% of our outstanding common stock as of such date. The 2019 Note contains standard anti-dilution protection.

The 2019 Note includes customary event of default provisions and provides for a default interest rate of 15%. Upon the occurrence of an event of default, FirstFire may require us to redeem all or any portion of the 2019 Note (including all accrued and unpaid interest), in cash, at a price equal to the product of (A) the amount to be redeemed multiplied by (B) 125%. In addition, upon an event of default, the conversion price would be the lower of (i) the Fixed Conversion Price or (ii) 75% of the lowest closing price of our common stock during the 10 trading days prior to the conversion date.

2020 Convertible Note Financing

On January 15, 2020, we entered into a securities purchase agreement with FirstFire pursuant to which we sold a $85,250 principal amount convertible note (the “2020 Note”) to FirstFire for gross proceeds of $77,500, with an original discount issuance of $7,750. The transaction closed on January 16, 2020 upon receipt of the funds from FirstFire.

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

The 2020 Note includes customary event of default provisions and provides for a default interest rate of 15%. Upon the occurrence of an event of default, FirstFire may require us to redeem all or any portion of the 2020 Note (including all accrued and unpaid interest), in cash, at a price equal to the product of (A) the amount to be redeemed multiplied by (B) 125%. In addition, upon an event of default, the conversion price would be the lower of (i) the Fixed Conversion Price or (ii) 75% of the lowest closing price of our common stock during the 10 trading days prior to the conversion date.

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

Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020, as a result of the material weaknesses described below, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief executive officer and Chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 8, 2019, we entered into a securities purchase agreement (the “Purchase Agreement”) with two of our directors, pursuant to which we sold an aggregate principal amount of $150,000 in 10% Convertible Debentures (“Debentures”), convertible into shares of our common stock at a conversion price of $0.50 per share at the discretion of the holder, with special provisions applying to any holder whose conversion would result in the holder beneficially owning more than 4.99% of our common stock. We intend to use the net proceeds for working capital and general corporate purposes.

The issuance of the Debentures was exempt from registration under the Securities Act of 1933, as amended, in reliance upon Section 4(a)(2) of the Securities Act.

On March 12, 2019, we donated 35,000 shares of our common stock to the manager of the investor in connection with the equity purchase agreement we entered into with the investor. The issuance of the shares was exempt from registration under the Securities Act of 1933, as amended, in reliance upon Section 4(a)(2) of the Securities Act. The shares were subsequently returned to the Company.

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

H/CELL ENERGY CORPORATION

Date: May 15, 2020	By:	/s/ ANDREW HIDALGO
Andrew Hidalgo
Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2020	By:	/s/ MATTHEW HIDALGO
Matthew Hidalgo
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

