Form 10-Q
period 2020-06-30
H/Cell Energy Corp
filed 2020-08-14
CIK 1676580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 14, 2019, there were 7,951,524 shares of registrant’s common stock outstanding.

H/CELL ENERGY CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

H/CELL ENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$5,010	$25,059
Prepaid expenses	4,079	4,079
Current assets held for sale	-	1,093,444
Total current assets	9,089	1,122,582

Security deposits and other non-current assets	300	600
Deferred offering cost	-	130,072
Non-current assets held for sale	-	2,215,177
Total non-current assets	300	2,345,849

Total assets	$9,389	$3,468,431

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$56,113	$157,484
Sales and withholding tax payable	2,388	2,552
Current convertible note payable	-	80,500
Loan payable	20,000	-
Loan payable – related party	179,838
Current liabilities held for sale	-	1,131,193
Total current liabilities	261,412	1,371,729

Noncurrent liabilities
Non-current liabilities held for sale	-	1,199,984
Total noncurrent liabilities	-	1,199,984

Total liabilities	261,412	2,571,713

Commitments and contingencies

Stockholders’ equity
Preferred stock - $0.0001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock - $0.0001 par value; 25,000,000 shares authorized; 7,951,524 and 7,725,524 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	795	772
Additional paid-in capital	3,059,091	2,969,686
Accumulated deficit	(3,308,835)	(2,073,740)
Total stockholders’ equity	(248,950)	896,718

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$9,389	$3,468,431

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

H/CELL ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS – OTHER COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019

Revenue
Sales	$-	$-	$-	$-
Total revenue	-	-	-	-

Cost of goods sold
Direct costs	-	-	-	-
Total cost of goods sold	-	-	-	-

Gross profit	-	-	-	-

Operating expenses
General and administrative expenses	61,370	129,416	169,757	276,695
Management fees – related party	10,000	19,500	30,000	39,000
Total operating expenses	71,370	148,916	199,757	315,695

Loss from operations	(71,370)	(148,916)	(199,757)	(315,695)

Other expenses
Interest expense	41,551	10,258	49,913	12,091
Interest expense – related party	4,584	58,060	35,719	94,155
Change in fair value earn-out	-	4,547	4,875	8,943
Total other expenses	46,135	72,865	90,507	115,189

Net loss from continuing operations	$(117,505)	$(221,781)	$(290,264)	$(430,884)

Net income (loss) from discontinued operations (including loss on disposal of 789,425)	(845,803)	112,319	(944,831)	196,396

Net loss	$(963,308)	$(109,462)	$(1,235,095)	$(234,488)

Loss per share (continuing operations)
Basic	$(0.01)	$(0.03)	$(0.04)	$(0.06)
Diluted	$(0.01)	$(0.03)	$(0.04)	$(0.06)
Earnings (loss) per share (discontinued operations)
Basic	$(0.12)	$0.01	$(0.16)	$0.03
Diluted	$(0.12)	$0.01	$(0.16)	$0.03
Weighted average common shares outstanding
Basic	7,882,101	7,621,024	7,802,525	7,607,295
Diluted	7,882,101	7,621,024	7,802,525	7,607,295

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

H/CELL ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019

(UNAUDITED)

	Common Stock		Preferred Stock		Additional	Accumulated	Total
	Number of Shares	Amount	Number of shares	Amount	Paid-In Capital	Income (Deficit)	Stockholders’ Equity
Beginning, January 1, 2019	7,586,024	$758	-	$-	$2,983,476	$(1,361,299)	$1,622,935

Stock-based compensation	-	-	-	-	8,562	-	8,562

Share donation	35,000	4	-	-	23,446	-	23,450

Beneficial conversion feature	-	-	-	-	97,500	-	97,500

Debt extinguishment	-	-	-	-	(216,460)	-	(216,460)

Net loss	-	-	-	-	-	(125,026)	(125,026)

Ending, March 31, 2019	7,621,024	$762	-	$-	$2,896,524	$(1,486,325)	$1,410,961

Stock-based compensation	-	-	-	-	2,074	-	2,074

Net loss	-	-	-	-	-	(109,462)	(109,462)

Ending, June 30, 2019	7,621,024	$762	-	$-	$2,898,598	$(1,595,787)	$1,303,573

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HCELL ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020

(UNAUDITED)

	Common Stock		Preferred Stock		Additional	Accumulated	Total
	Number of Shares	Amount	Number of shares	Amount	Paid-In Capital	Income (Deficit)	Stockholders’ Equity
Beginning, January 1, 2020	7,725,524	$772	-	-	$2,969,686	$(2,073,740)	$896,718

Stock-based compensation	-	-	-	-	7,993	-	7,993

Equity financing	63,000	6	-	-	19,827	-	19,833

Debt extinguishment	-	-	-	-	39,954	-	39,954

Net loss	-	-	-	-	-	(271,787)	(271,787)

Ending, March 31, 2020	7,788,524	$778	-	$-	$3,037,460	$(2,345,527)	$692,711

Stock-based compensation	-	-	-	-	-	-	-

Equity financing	63,000	6	-	-	6,181	-	6,187

Share conversion	100,000	11	-	-	15,450	-	15,461

Net loss	-	-	-	-	-	(963,308)	(963,308)

Ending, June 30, 2020	7,951,524	$795	-	$-	$3,059,091	$(3,308,835)	$(248,949)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

H/CELL ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss from continuing operations	$(290,265)	$(430,884)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	50,462	77,777
Stock-based compensation	7,993	10,636
Other assets	129,180	-
Change in fair value contingent consideration	4,875	8,943
Stock issued for services related to equity raise	-	23,450
Change in operating assets and liabilities:
Other long-term asset	-	(30,000)
Prepaid expenses and other costs	(300)	6,000
Accounts payable and accrued expenses	(132,844)	86,520

Net cash (used in) in operating activities – continuing operations	(230,899)	(247,558)
Net cash provided by (used in) operating activities – discontinued operations	128,054	(90,035)
Net cash used in operating activities	(102,845)	(337,593)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash disposed of in dissolution of subsidiaries	(322,101)	-

Net cash provided by (used in) investing activities – continuing operations	(322,101)	-
Net cash (used in) investing activities – discontinued operations	(21,031)	(5,022)
Net cash (used in) investing activities	(343,132)	(5,022)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from PPP notes payable	20,000	-
Proceeds from related party debt	179,838	-
Proceeds from issuance of convertible debt	75,000	147,500
Repayment of debt	(90,000)	-
Proceeds from equity financing	26,008	-

Net cash provided by (used in) financing activities – continuing operations	210,846	147,500
Net cash provided by (used in) financing activities – discontinued operations	(22,243)	150,282
Net cash provided by (used in) provided by financing activities	(188,603)	297,782

Net increase (decrease) in cash and cash equivalents	(257,374)	(44,833)

Effect of foreign currency translation on cash	(15,236)	(771)

Cash and cash equivalents - beginning of period	277,620	359,134
Cash and cash equivalents - end of period	$5,010	$313,530

Supplemental disclosure of non-cash investing and financing activities

Beneficial conversion feature	$-	$190,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

H/CELL ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020 AND 2019 (UNAUDITED)

1.	ORGANIZATION AND LINE OF BUSINESS

H/Cell Energy Corporation (the “Company”) was incorporated in the state of Nevada on August 17, 2015 and is based in Dallas, Texas. The Company’s principal operations consist of designing and installing clean energy systems with a focus on hydrogen energy. Effective January 31, 2017, the Company acquired The Pride Group (QLD) Pty Ltd, an Australian company (“Pride”), a provider of security systems integration for customers in the government and commercial sector, and has launched a new clean energy systems division to focus on the Asia-Pacific high growth renewable energy market. On February 1, 2018, the Company acquired PVBJ Inc. (“PVBJ”) Established in 2008, PVBJ is engaged in the business of the design, installation, maintenance, and emergency service of environmental systems both in residential and commercial markets.

The Company has developed a hydrogen energy system for residential and commercial use designed to create electricity (the “System”), which uses renewable energy as its source for hydrogen production. The System functions as a self-sustaining clean energy system using hydrogen and fuel cell technology and can be configured as an off-grid solution for all electricity needs or connected to the grid to generate energy credits. The System’s production of electricity is eco-friendly since it is not produced by the use of fossil fuels and is based upon a green-energy concept that is safe, renewable, self-sustaining, and cost effective.

During the three and six months ended June 2020, the Company took significant steps to transition its hydrogen energy business to focus on hydrogen production on a scaled production plant model. During the period, the Company disposed of its interests in both PVBJ and Pride (See Note 16 ‘Discontinued Operations’) in order to facilitate this transition. As part of the disposition the Company agreed to provide certain post-closing support to both PVBJ and Pride through Q3 2020. On August 12, 2020, pursuant to a Seed Capital Subscription Agreement, we made an equity investment into VoltH2 Holdings AG (“VoltH2”), a Swiss corporation developing scalable green hydrogen production projects primarily in Europe. VoltH2 is currently developing a 25MW green hydrogen production site near Vlissingen, Netherlands. The investment was for a total purchase price $175,000 USD representing a 17.5% equity interest in VoltH2.

Effective June 26, 2020, Charles Benton and Michael Doyle resigned as our Directors. The resignations are not due to any disagreements with the Company its management, or operations.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and following the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These interim financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the Company’s financial information. These interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or any other interim period or for any other future year. These unaudited condensed financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2019, included in the Company’s 2019 Annual Report on Form 10-K filed with the SEC. As of June 30, 2020 the company no longer consolidates Pride or PVBJ as they have been dissolved and the financials presented are just of H/Cell. Results from pride and PVBJ have been recast in the current period and comparative periods in discontinued operations. The balance sheet as of December 31, 2019 has been derived from audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.

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

Reclassification

Certain prior period amounts have been reclassified to conform to current period presentation specifically as it relates to the reclassification of assets, liabilities, operating results, cash flows and the accumulated comprehensive loss as a result of the Company’s dissolution of interests in our PVBJ and Pride subsidiaries.

H/CELL ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020 AND 2019 (UNAUDITED)

Accounts Receivable

Accounts receivable are recorded when invoices are issued and are presented in the balance sheet net of the allowance for doubtful accounts. The allowance for doubtful accounts is estimated based on the Company’s historical losses, the existing economic conditions in the construction industry, and the financial stability of its customers. Accounts are written off as uncollectible after collection efforts have failed. In addition, the Company does not generally charge interest on past-due accounts or require collateral. At June 30, 2020 and December 31, 2019, there was no allowance for doubtful accounts required.

Goodwill and Finite-Lived Intangible Assets

Goodwill represents the excess of the aggregate of the following (1) consideration transferred, (2) the fair value of any non-controlling interest in the acquiree, and (3) if the business combination is achieved in stages, the acquisition-date fair value of our previously held equity interest in the acquiree over the net of the acquisition-date amounts of the identifiable assets acquired and the liabilities assumed. Identifiable intangible assets consist primarily of customer lists and relationships, non-compete agreements and technology-based intangibles and other contractual agreements. The Company amortizes finite lived identifiable intangible assets over five years, on a straight-line basis to their estimated residual values and periodically reviews them for impairment. Total goodwill and identifiable intangible assets comprised 0% of the Company’s consolidated total assets at June 30, 2020 and 41% at December 31, 2019.

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

As of June 30, 2020, the Company had no goodwill and has included the write-off of goodwill in the calculation of the loss on disposal of PVBJ. (see Discontinued Operations Note 16).

Comprehensive Loss

Comprehensive loss consists of two components, net loss and other comprehensive loss. The Company’s other comprehensive loss is comprised of foreign currency translation adjustments. The balance of accumulated other comprehensive loss is zero at June 30, 2020 due to the dissolution of Pride on May 18, 2020.

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

H/CELL ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020 AND 2019 (UNAUDITED)

The functional and reporting currency of the Company is the United States Dollar (“U.S. Dollar”). The financial records of Australia based Pride is maintained in the local currency, the Australian Dollar (AUD$), which is also its functional currency.

For the three and six months ended June 30, 2020, the Company recorded other comprehensive loss of $6,769 and $19,869 respectively due to foreign currency translation in the condensed consolidated financial statements. For the three and six months ended June 30, 2019, the Company recorded other comprehensive loss of $4,239 and income of $14,373 respectively from foreign currency translation. The balance of comprehensive loss and accumulated comprehensive loss has been reclassified to discontinued operations at June 30, 2020 due to the dissolution of Pride on May 18, 2020.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standard Update (“ASU”) ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”

Under ASU 2014-09 requirements, the Company recognizes revenue from the installation or construction of projects and service or short-term projects over time using the cost-based input method. The Company accounts for a contract when: (i) it has approval and commitment from both parties, (ii) the rights of the parties are identified, (iii) payment terms are identified, (iv) the contract has commercial substance, and (v) collectability of consideration is probable. The Company considers the start of a project to be when the above criteria have been met and the Company either has written authorization from the customer to proceed or an executed contract. A detailed breakdown of the five-step process is as follows:

Identify the Contract with a Customer

The Company used to receive almost all of its contracts from only two sources, referrals, or government bids. In a referral, a client that the Company has an ongoing business relationship with refers the Company to perform services. In a government bid, the Company applies to perform services for public projects. The contracts have a pattern of being stand-alone contracts.

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

H/CELL ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020 AND 2019 (UNAUDITED)

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in bank and money market funds as well as other highly liquid investments with an original maturity of three months or less. The Company had no cash equivalents as of June 30, 2020 or December 31, 2019.

Stock-Based Compensation

The Company recognizes expense for its stock-based compensation based on the fair value of the awards at the time they are granted. We estimate the value of stock option awards on the date of grant using the Black-Scholes model. The determination of the fair value of stock-based payment awards on the date of grant is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, expected term, risk-free interest rate, expected dividends and expected forfeiture rates. The impact of forfeitures is recorded in the period in which they occur. Our outstanding awards do not contain market or performance conditions.

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

H/CELL ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020 AND 2019 (UNAUDITED)

●	Level 2—observable market-based inputs or unobservable inputs that are corroborated by market data; and

●	Level 3—significant unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

There were no fair value measurements as of June 30, 2020.

Net Income (Loss) Per Common Share

The Company computes basic net income (loss) per share by dividing net income (loss) per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “if converted” method as applicable. The computation of diluted loss per share excludes dilutive securities because their inclusion would be anti-dilutive. Dilutive securities for the periods presented are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2018

Options to purchase common stock	0	425,000	0	425,000
Convertible debt	0	1,100,000	0	1,100,000
Totals	0	1,525,000	0	1,525,000

Please refer to Note 10 for a discussion of the decrease for the three and six months ended June 30, 2020 compared to December 31, 2019.

3.	RELATED PARTY TRANSACTIONS

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

There was $10,000 and $19,500 of management fees expensed for the three months ended June 30, 2020 and 2019 to Turquino Equity LLC (Turquino”), a significant shareholder, and $30,000 and $39,000 for each of the six months ended June 30, 2020 and 2019.

On January 2, 2018 and February 8, 2019, the Company and Andrew Hidalgo (“Hidalgo”), completed a Convertible Debenture Agreement whereby Hidalgo, the Company’s Chief Executive Officer, lent us an aggregate of $275,000 (the “Hidalgo Notes”). On January 2, 2018 and February 8, 2019, the Company and Michael Doyle (“Doyle”), the Company’s Director, completed a Convertible Debenture Agreement whereby Doyle lent the Company an aggregate of $275,000 (the “Doyle Notes”).

H/CELL ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020 AND 2019 (UNAUDITED)

May 18, 2020 Purchase and Sale Agreement

On May 18, 2020, the Company’s Board of Directors authorized the Company, in accordance to Nevada Statute 78.565, to complete and execute the May 18, 2020 Purchase and Sale Agreement between the Company and Turquino providing for the Company’s sale of 100% of Pride’s outstanding stock Pride to Turquino in return for Turquino’s assumption of the Hidalgo Notes and the Doyle Notes and the debt obligations and accrued interest related thereto (the “Agreement”). In conjunction therewith, Hidalgo and Doyle assigned the Notes to Turquino, at which time Turquino became responsible for the debt obligations upon the Notes. The Company has no further note obligations to Hidalgo or Doyle, and it reduced its debt by approximately $600,000 or 65% of the corporate debt obligations. Pursuant to Nevada Statute Section 78.565, approval of the Agreement only requires the approval of the board of directors and does not require shareholder approval. The Company obtained a valuation of the fair market value of Pride from an independent third party which valued Pride at $425,000 USD. The Agreement provides that the Parties mutually release one another and discharge and release the other party (and their respective current and former officers, directors, employees, shareholders, note holders, attorneys, assigns, agents, representatives, predecessors and successors in interest), from any and all claims, demands, obligations, or causes of action. Hidalgo, our Chief Executive Officer, and a managing member of Turquino, are related parties in connection with the Exchange Agreement, the Notes, and the Agreement.

On June 19, 2020, the Company entered into a Promissory Note with a director of the Company (the “Lender”), for a principal amount up to $230,332 bearing interest with interest at 6% per annum. The entire principal and interest upon the Promissory Note are due on June 19, 2021. The proceeds from the note was used to pay accrued expenses of the Company.

4.	SIGNIFICANT CONCENTRATIONS OF CREDIT RISK

Cash is maintained at an authorized deposit-taking institution (bank) incorporated in both the United States and Australia and is insured by the U.S. Federal Deposit Insurance Corporation and Australian Securities & Investments Commission up to $250,000 and approximately $186,000 USD in total, respectively. As of June 30, 2020 and December 31, 2019, the balance was fully covered under the $250,000 threshold in the United States. In Australia, the balance was $10,563 over at December 31, 2019.

Credit risk for trade accounts is concentrated as well because substantially all of the balances are receivable from entities located within certain geographic regions. To reduce credit risk, the Company performs ongoing credit evaluations of its customers’ financial conditions but does not generally require collateral. There were no accounts receivable as of June 30, 2020. As of December 31, 2019, one of the Company’s accounts receivable was due from one customer at approximately 13%.

5.	MAJOR CUSTOMERS

Due to the sale of Pride and PVBJ the Company had no major customers for the three or six months ended June 30, 2020. There were two unrelated customers with a concentration of 10% or higher 16%, and 15%, for the three months ended June 30, 2019, and three unrelated customers for the six months ended June 30, 2019 at 21%, and two at 11%.

6.	UNCOMPLETED CONTRACTS

Costs, estimated earnings, and billings on uncompleted contracts are summarized as follows at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Costs incurred on uncompleted contracts	$-	$465,686
Estimated earnings	-	454,132
Costs and estimated earnings earned on uncompleted contracts	-	919,818
Billings to date	-	750,769
Costs and estimated earnings in excess of billings on uncompleted contracts	-	169,049
Costs and earnings in excess of billings on completed contracts	-	(190,102)
	$-	$(21,053)

Costs in excess of billings	$-	$26,045
Billings in excess of cost	-	(47,098)
	$-	$(21,053)

H/CELL ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020 AND 2019 (UNAUDITED)

7.	LEASES

Operating Leases

As of June 30, 2020, the Company had no operating leases. As of December 31, 2019 the Company had $87,897 in current operating lease liability and $137,071 in non-current operating lease liability which have been re-classed to discontinued operations on the condensed consolidated balance sheet.

Finance Leases

As of June 30, 2020, the Company had no finance leases. As of December 31, 2019 the Company had $75,743 in current finance leases and $307,804 in non-current finance leases which have been re-classed to discontinued operations on the balance sheet.

8.	CONTRACT BACKLOG

As of June 30, 2020, the Company had no contract backlog. As of December 31, 2019, the Company had a contract backlog approximating $551,850, with anticipated direct costs to completion approximating $454,132.

9.	GOODWILL AND OTHER INTANGIBLES

The Company has no goodwill or other intangibles as of June 30, 2020. As of December 31, 2019, the Company had $1,373,621 in goodwill and $83,645 in other intangibles which has been re-classed to discontinued operations on the balance sheet.

10.	STOCK OPTIONS AWARDS AND GRANTS

A summary of the stock option activity and related information for the 2016 Incentive Stock Option Plan from December 31, 2019 to June 30, 2020 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2019	698,500	$0.31	2.40	$216,535
Grants	-	-	-	-
Exercised	-	-	-	-
Canceled	(698,500)	(0.31)	(2.40)	-
Outstanding at June 30, 2020	-	$0.00	-	-
Exercisable at June 30, 2020	-	$0.00	-	-

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

JUNE 30, 2020 AND 2019 (UNAUDITED)

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

As of June 30, 2020, there was no unrecognized compensation expense as all option holders had their options forfeited through the sale of Pride and PVBJ. As of December 31, 2019, there was $32,642 of unrecognized compensation expense.

11.	SEGMENT INFORMATION

The Company’s business was organized into two reportable segments: renewable systems integration revenue and non-renewable systems integration revenue. Due to the sale of both Pride and PVBJ (See Note 16) the Company operates in only one reportable segment. Please refer to Note 16 for further detail and Management’s Discussion and Analysis for further detail.

12.	INCOME TAX

For the three and six months ended June 30, 2020 and 2019, the Company did not record any income tax expense or benefit. No tax benefit has been recorded in relation to the pre-tax income for the three months ended June 30, 2018 and loss for the six months ended June 30, 2018, due to a full valuation allowance to offset any deferred tax asset related to net operating loss carry forwards attributable to the losses.

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law in March 2020. The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”). Corporate taxpayers may carryback net operating losses (NOLs) originating between 2018 and 2020 for up to five years, which was not previously allowed under the 2017 Tax Act. The CARES Act also eliminates the 80% of taxable income limitations by allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2018, 2019 or 2020. Taxpayers may generally deduct interest up to the sum of 50% of adjusted taxable income plus business interest income (30% limit under the 2017 Tax Act) for 2019 and 2020. The CARES Act allows taxpayers with alternative minimum tax credits to claim a refund in 2020 for the entire amount of the credits instead of recovering the credits through refunds over a period of years, as originally enacted by the 2017 Tax Act. In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation. The enactment of the CARES Act did not result in any material adjustments to our income tax provision for the three and months ended June 30, 2020.The Company did not have a deferred tax asset as of June 30, 2020.

13.	NOTE PAYABLE

QRIDA Loan

On May 6, 2020, the Company entered into a loan for $160,410 with the Queensland Rural and Industry Development Authority. The interest rate was 2.50% with a term of ten years. Through the dissolution of Pride the Company no longer has this loan as a liability on its balance sheet.

2019 Convertible Note Financing

On October 17, 2019, the Company entered into a securities purchase agreement with FirstFire Global Opportunities Fund LLC (“FirstFire”), an unrelated third party, pursuant to which it issued a $110,000 convertible note (the “2019 Note”) to FirstFire for gross proceeds of $100,000, with an original discount issuance of $10,000. The transaction closed on October 23, 2019 upon receipt of the funds from FirstFire. The Company incurred $5,000 of legal fees for the transaction. Both the legal fees and original issue discount are amortized over the life of the agreement.

On May 18, 2020 FirstFire converted $15,450 of the balance due for 100,000 shares.

H/CELL ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020 AND 2019 (UNAUDITED)

2020 Convertible Note Financing

On January 15, 2020, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with FirstFire, , pursuant to which the Company issued a $85,250 principal amount convertible note for gross proceeds of $77,500, with an original discount issuance of $7,750. The transaction closed on January 16, 2020. The Company incurred $2,500 of legal fees for this transaction.

On June 18, 2020, the Company and FirstFire entered into a settlement agreement whereby both the 2019 and 2020 notes were cancelled and all remaining amounts due under the above notes were settled for $90,000 The Company has no further obligations with respect to any of the notes under terms of the First Fire Note settlement. The Notes were cancelled, and all remaining contractual obligations there under were extinguished under terms of a Settlement and Release Agreement which resulted in a gain on the income statement of $81,203 for the three and six months ended June 30, 2020.

Paycheck Protection Program Loan

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

The PPP Term Note is unsecured and guaranteed by the United States Small Business Administration. The Company may apply to Comerica Bank for forgiveness of the PPP Term Note, with the amount which may be forgiven equal to the sum of payroll costs, covered rent and mortgage obligations, and covered utility payments incurred by the Company during the eight-week period beginning upon receipt of PPP Term Note funds, calculated in accordance with the terms of the CARES Act. At this time, the Company is not in a position to quantify the portion of the PPP Term Note that will be forgiven.

Director Related Party Note

On June 19, 2020, the Company entered into a Promissory Note with a director of the Company (the “Lender”), for the principal amount up to $230,332 bearing interest with interest at 6% per annum. The entire principal and interest upon the Promissory Note are due on June 19, 2021. As of June 30, 2020 $179,838, is due on this note due to advanced funds being received on the note to settle certain liabilities and the note being fully funded subsequent to quarter end. The note incurred interest expense of $416 for the three months ended June 30, 2020.

14.	EQUITY PURCHASE AGREEMENT

On March 12, 2019, the Company entered into an equity purchase agreement (the “Equity Purchase Agreement”) and a registration rights agreement with an accredited investor (the “Investor”), pursuant to which the Investor has agreed to purchase from the Company up to $450,000 in shares (the “Shares”) of the Company’s common stock, subject to certain limitations and conditions set forth in the Equity Purchase Agreement. Additionally, on March 12, 2019, the Company agreed to donate 35,000 shares of common stock to the manager of the Investor. The Company recorded value of these shares at the market price and is included in general and administrative expenses.

On June 24, 2019, the Company provided written notice to the Investor that the Company elected to terminate the Equity Agreement, effective immediately. No Shares were sold pursuant to the Equity Purchase Agreement. On August 30, 2019, the 35,000 donation shares were returned to the Company and canceled.

On July 9, 2019, we entered into an equity financing agreement with GHS Investments LLC (the “GHS Financing Agreement); in connection therewith, we filed a Form S-1 Registration Statement (the “S-1”) registering up to 700,000 Common Stock Shares, which S-1 was declared effective on July 19, 2019. On May 19, 2020, we filed a Post-Effective Amendment No. 1 on Form S-1 amending the S-1 to deregister all securities registered pursuant to said S-1, which as of the date of such Amendment, 450,250 Common Stock Shares were unissued (the “Post Effective S-1”). The Post Effective S-1 was declared effective on May 21, 2020, at which time the Offering described in the S-1 was terminated, as well as the contractual obligations under the GHS Financing Agreement.

H/CELL ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020 AND 2019 (UNAUDITED)

15.	RECENT ACCOUNTING PRONOUNCEMENTS

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (ASC 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 simplifies the accounting for nonemployee share-based payment transactions. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The new standard became effective for the Company beginning January 1, 2019, with early adoption permitted. The Company has adopted this standard and has no impact on its consolidated financial statements and disclosures.

In August 2018, the FASB issue ASU 2018-13, Fair Value Measurement (ASC 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The new standard became effective for the Company January 1, 2020, with early adoption permitted. The Company has adopted this standard and has no impact on its consolidated financial statements and disclosures.

In January 2020, the FASB issued ASU 2020-01, Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivative and Hedging (Topic 815), which clarifies the interaction of rules for equity securities, the equity method of accounting, and forward contracts and purchase options on certain types of securities. The guidance clarifies how to account for the transition into and out of the equity method of accounting when considering observable transactions under the measurement alternative. The ASU is effective for annual reporting periods beginning after December 15, 2020, including interim reporting periods within those annual periods, with early adoption permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This ASU amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity’s own equity, and also improves and amends the related EPS guidance for both Subtopics. The ASU will be effective for annual reporting periods after December 15, 2021 and interim periods within those annual periods and early adoption is permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

16.	DISCONTINUED OPERATIONS

Sale of PVBJ

On April 21, 2020, the Company’s Board of Directors authorized its resale of PVBJ pursuant to the following terms (a) the outstanding $221,800 earn-out liability was used as consideration towards the purchase of PVBJ; (b) Paul Benis agreed to apply the remaining salary due to him, as prorated from the Closing Date to the expiration date of the Employment Agreement (January 31, 2021), to the purchase of PVBJ by Benis Holdings LLC as additional consideration thereof and (c) as additional consideration for the purchase of PVBJ by Benis Holdings LLC, PVBJ shall continue to be responsible for the line of credit (see below).

Sale of Pride

On May 18, 2020, the Company executed a Purchase and Sale Agreement between with Turquino providing for our sale of 100% of Pride’s outstanding stock Pride to Turquino in return for Turquino’s assumption of the Hidalgo Notes and the Doyle Notes and the debt obligations and accrued interest related thereto (the “Agreement”). In conjunction therewith, Hidalgo and Doyle assigned the Notes to Turquino, at which time Turquino became responsible for the debt obligations upon the Notes. The Company has no further note obligations to Hidalgo or Doyle, and it reduced its debt by approximately $600,000 or 65% of the corporate debt obligations.

H/CELL ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020 AND 2019 (UNAUDITED)

The gain/loss on discontinued operations consists of the following:

June 30, 2020
PVBJ
Proceeds on sale (earn-out payable exchange)	$214,074
Less: net asset value	(1,383,440)
Loss on sale of assets	$(1,169,366)

Pride
Proceeds on sale (debt forgiveness)	$500,321
Less net asset value	(120,380)
Gain on sale of assets	$379,941

The results of discontinued operations are as follows:

	Three months ended June 30, 2020	Three months ended June 30, 2019	Six months ended June 30, 2020	Six months ended June 30, 2019
PVBJ
Revenue
Sales	$85,028	$747,071	$722,786	$1,422,025
Total revenue	85,028	747,071	722,786	1,422,025

Cost of goods sold
Direct costs	48,655	534,154	560,328	1,059,884
Total cost of goods sold	$48,655	$534,154	$560,328	$1,059,884

Selling, general and administrative	61,812	125,408	230,807	298,011

Net income (loss) for period	$(25,439)	$79,031	$(68,349)	$64,130

	Three months ended June 30, 2020	Three months ended June 30, 2019	Six months ended June 30, 2020	Six months ended June 30, 2019
Pride
Revenue
Sales	$440,270	$1,180,850	$1,474,460	$2,210,169
Total revenue	440,270	1,180,850	1,474,460	2,210,169

Cost of goods sold
Direct costs	323,514	775,170	1,121,121	1,445,878
Total cost of goods sold	$323,514	$775,170	$1,121,121	$1,445,878

Selling, general and administrative	147,695	372,392	440,396	632,085

Net income (loss) for period	$(30,939)	$33,288	$(87,057)	$132,206

H/CELL ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020 AND 2019 (UNAUDITED)

Gain (loss) from discontinued operations:

Results from discontinued operations	$(56,378)	$112,319	$(155,406)	$196,396
Loss on disposal of assets	(789,425)	-	(789,425)	-
Loss from discontinued operations	$(845,803)	$112,319	$(944,831)	$196,396

The discontinued operations of the balance sheet as of December 31, 2019 are as follows:

	Pride	PVBJ

ASSETS
Current assets
Cash and cash equivalents	$196,705	$55,856
Accounts receivable	449,530	354,129
Prepaid expenses	2,108	9,071
Costs and earnings in excess of billings	26,045	-
Total current assets	674,388	419,056

Property and equipment, net	90,847	387,391
Security deposits and other non-current assets	31,633	-
Deferred tax asset	46,000	-
Customer lists, net	-	63,161
Right of use asset	222,524	-
Goodwill	-	1,373,621

Total assets	$1,065,393	$2,243,229

LIABILITIES

Current liabilities
Accounts payable and accrued expenses	$450,545	$94,104
Billings in excess of costs and earnings	47,098	-
Sales and withholding tax payable	37,199	-
Current operating lease liability	87,897	-
Current equipment notes payable	17,782	9,653
Current line of credit	-	269,746
Current finance lease payable	-	75,743
Income tax payable	41,426	-
Total current liabilities	681,947	449,246

Noncurrent liabilities
Earn-out payable	-	209,199
Lease operating liability	137,071	-
Finance leases	-	307,804
Equipment notes payable	33,227	38,913
Convertible notes payable – related party, net of discounts	473,770	-
Total noncurrent liabilities	644,068	555,916

Total liabilities	1,326,015	1,005,162

H/CELL ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020 AND 2019 (UNAUDITED)

December 31, 2019
Pride current assets	$674,388
PVBJ current assets	419,056
Current assets of discontinued operations	$1,093,444

Pride non-current assets	$391,004
PVBJ non-current assets	1,824,173
Non-current assets of discontinued operations	$2,215,177

December 31, 2019
Pride current liabilities	$681,947
PVBJ current liabilities	449,246
Current liabilities of discontinued operations	$1,131,193

Pride non-current liabilities	$644,068
PVBJ non-current liabilities	555,916
Non-current liabilities of discontinued operations	$1,199,984

17.	GOING CONCERN

At each reporting period, the Company evaluates whether there are conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The Company’s evaluation entails analyzing prospective operating budgets and forecasts for expectations of the Company’s cash needs and comparing those needs to the current cash and cash equivalent balances. The Company is required to make certain additional disclosures if it concludes substantial doubt exists and it is not alleviated by the Company’s plans or when its plans alleviate substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should the Company be unable to continue as a going concern.

On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (COVID-19), a global pandemic and recommended containment and mitigation measures worldwide. As of the date of this filing, the Company has sold its office in the U.S.; Australia remains fully operational as the Company’s operations service governmental offices and hospitals. The Company has adjusted certain aspects of the Company’s operations to protect its employees and customers while still meeting customers’ needs for vital services. The Company will continue to monitor the situation closely and it is possible that it will implement further measures. In light of the uncertainty as to the severity and duration of the pandemic, the impact on the Company’s revenues, profitability and financial position is uncertain at this time.

H/CELL ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020 AND 2019 (UNAUDITED)

As reflected in the quarterly financial statements, the Company has a net loss of $1,235,095 and net operating cash used of $230,899 for the six months ended June 30, 2020. In addition, the Company is a start up in the renewable energy space and has generated limited revenues to date.

Due to the sale of PVBJ and Pride the Company has alleviated liabilities on its balance sheet such as the line of credit due in August 2020, earn out payable, and other notes and finance leases payables relating to vehicles. Management has evaluated the significance of these conditions and under these circumstances expects that its current cash resources, operating cash flows and ability to secure financing (See Note 18 - Subsequent Events) would be sufficient to sustain operations for a period greater than one year from the quarterly report issuance date.

18.	SUBSEQUENT EVENTS

Effective July 17, 2020, a director of the Corporation lent the Company $50,000 at 6% per annum payable on the due date, June 19, 2021 (the “$50,000 Note”). Effective July 22, 2020, an additional loan by the same director was provided to the Corporation for a principal amount of $299,900 at 6% per annum payable on the due date of June 19, 2021 (the $299,900 Note”). The $50,000 Note and the $299,900 Note are related party transactions.

On August 12, 2020, pursuant to a Seed Capital Subscription Agreement, we made an equity investment into VoltH2 Holdings AG (“VoltH2”), a Swiss corporation developing scalable green hydrogen production projects primarily in Europe. VoltH2 is currently developing a 25MW green hydrogen production site near Vlissingen, Netherlands. The investment was for a total purchase price $175,000 USD representing a 17.5% equity interest in VoltH2.

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

H/Cell Energy Corporation is referred to hereinafter as “we”, “our”, or “us”.

Business Overview

The 2020 year has been challenging for us. Originally, we set out to provide hydrogen energy systems for residential users. The original business plan, established in April 2016 , focused on developing the market for residential off grid hydrogen energy systems while simultaneously acquiring companies that possessed technicians who could be trained in the design and deployment of these hydrogen energy systems.

In February 2020, we decided to adopt another approach in market development, which was to pursue the one market that was establishing momentum, hydrogen production on a plant size scale. Hydrogen production that can be transported for vehicles. In order to achieve our new strategic business model, we decided to sell both our subsidiaries because they were not producing enough profit and were not a strategic fit with our goal of developing the market for hydrogen energy systems. Further, the hydrogen energy market for residential users was not developing at all based on cost inefficiencies, and debt levels were beginning to impact us adversely.

Beginning in March 2020, the following steps were undertaken to implement the business transition plan:

●	March 2020 - Commenced discussions with investor regarding financing options for HCCC and strategic acquisitions.
●	April 21, 2020 - Concluded the disposition of the PVBJ subsidiary (See ‘Discontinued Operations’ section below).
●	May 2020 - Commenced discussions and diligence for an investment in a hydrogen production project in the Netherlands, known as Volt H2 (See ‘Subsequent Events’ section below).
●	May 18, 2020 - Concluded the disposition of The Pride Group subsidiary
●	July 2020 - Concluded 2nd and 3rd tranches of debt financing with proceeds earmarked for an investment in Volt H2.
●	August 12, 2020 - Concluded acquisition of an equity interest in Volt H2 (See ‘Subsequent Events’ section below)

With the initial investment into the hydrogen production market via Volt H2, the first step in transitioning our hydrogen business focus has been completed. We now will continue to operate the business in a manner that is aligned with our primary hydrogen business strategy.

Discontinued Operations

On April 21, 2020, our Board of Directors authorized our resale of PVBJ back to PVBJ pursuant to the terms as follows: (a) Benis Holdings LLC will apply the $221,800 earn-out liability as consideration towards the purchase of PVBJ; (b) Paul Benis agrees to apply the remaining salary due to him, as prorated from the Closing Date to the expiration date of the Employment Agreement (January 31, 2021), to the purchase of PVBJ by Benis Holdings LLC as additional consideration thereof, at which time we will have no further salary obligation to Paul Benis, who will then be deemed to have resigned as our executive officer; and (c) as additional consideration for the purchase of PVBJ by Benis Holdings LLC, PVBJ shall continue to be responsible for the line of credit (refer to note 17).

On May 18, 2020, our Board of Directors authorized us, in accordance to Nevada Statute 78.565, to complete and execute the May 18, 2020 Purchase and Sale Agreement between us and Turquino providing for our sale of 100% of Pride’s outstanding stock Pride to Turquino in return for Turquino’s assumption of the Hidalgo Notes and the Doyle Notes and the debt obligations and accrued interest related thereto (the “Agreement”). In conjunction therewith, Hidalgo and Doyle assigned the Notes to Turquino, at which time Turquino became responsible for the debt obligations upon the Notes, we have no further note obligations to Hidalgo or Doyle, and we reduced our debt by approximately $600,000 or 65% of the corporate debt obligations. Pursuant to Nevada Statute Section 78.565, approval of the Agreement only requires the approval of the board of directors and does not require shareholder approval. We obtained a valuation of the fair market value of Pride from an independent third party which valued Pride at $425,000 USD. The Agreement provides that the Parties mutually release one another and discharge and release the other party (and their respective current and former officers, directors, employees, shareholders, note holders, attorneys, assigns, agents, representatives, predecessors and successors in interest), from any and all claims, demands, obligations, or causes of action. Hidalgo, our Chief Executive Officer, and a managing member of Turquino, are related parties in connection with the Exchange Agreement, the Notes, and the Agreement.

June 30, 2020
PVBJ
Proceeds on sale (earn-out payable exchange)	$214,074
Less: net asset value	(1,383,440)
Loss on sale of assets	$(1,169,366)

Pride
Proceeds on sale (debt forgiveness)	$500,321
Less net asset value	(120,380)
Gain on sale of assets	$379,941

Current Operating Trends

Results of Continuing Operations

For the Three Months Ended June 30, 2020 and 2019

Revenue and Cost of Revenue

We had no revenue or cost of revenue for the three months ended June 30, 2020. and 2019.

General and Administrative Expenses

During the three months ended June 30, 2020, our general and administrative expenses were $71,370 consisting of: $52,400 of legal and accounting fees, $26,530 of gross payroll and payroll taxes, $10,000 of management disbursements, $9,788 of consulting/dues and subscription fees, which pertained to EDGAR fees and OTC Market annual listing fees, and $5,175 of miscellaneous expenses offset by a credit of $32,523 as the result of entering into various Settlement and Release Agreements with several other creditors.

During the three months ended June 30, 2019, our general and administrative expenses were $148,916 consisting of : $61,028 of legal and accounting fees, $40,369 of gross payroll and payroll taxes, $19,500 of management disbursements, $8,518 of consulting/dues and subscription fees, which pertained to EDGAR fees and OTC Market annual listing fees, $5,271 in amortization of intangible assets, $4,674 of directors and officers insurance liability, $2,074 of stock-based compensation and $7,482 of miscellaneous expenses.

We incurred $46,135 of other expenses for the three months ended June 30, 2020, including $4,584 of interest expense – related party and $41,551 of interest expense.

We incurred $72,865 of other expenses for the three months ended June 30, 2019, including $58,060 of interest expense – related party, $10,258 of interest expense and $4,547 change in fair value earn-out.

As a result of the foregoing, we had a net loss from continuing operations of $117,506 for the three months ended June 30, 2020, compared to a net loss of $221,781 for the three months ended June 30, 2019.

For the Six Months Ended June 30, 2020 and 2019

Revenue and Cost of Revenue

We had no revenue or cost of revenue for the six months ended June 30, 2020 and 2019.

General and Administrative Expenses

During the six months ended June 30, 2020, our general and administrative expenses were $199,757 which consisted of the following: $66,516 of gross payroll and payroll tax, $90,300 of accounting and legal fees related to audit and consulting costs, $30,000 of management disbursements, $17,445 of consulting/dues and subscription fees, which pertained to EDGAR fees, OTC Market annual listing fees, and transfer agent fees, $7,993 of stock-based compensation, $5,421 of amortization of intangible assets, and officers insurance liability of $11,023 and $3,582 of miscellaneous expenses. Offset by a credit of $32,523 as the result of entering into various Settlement and Release Agreements with several other Creditors.

During the six months ended June 30, 2019, our general and administrative expenses were $315,695 was related to the renewable systems integration segment including corporate expenses, consisting of: $80,738 of gross payroll and payroll tax, $68,301 of accounting fees related to audit, consulting and acquisition costs, $39,000 of management disbursements, $34,000 of legal fees, $23,450 for a share donation, $15,783 of consulting/dues and subscription fees, which pertained to EDGAR fees, OTC Market annual listing fees, and transfer agent fees, $10,636 of stock-based compensation, $10,542 of amortization of intangible assets, $8,964 of travel and meals, $8,000 of investment banking fees, directors and officers insurance liability of $7,542 and $8,739 of miscellaneous expenses.

We incurred $90,507 of other expenses for the six months ended June 30, 2020, including $35,719 of interest expense – related party, $49,912 of interest expense and $4,875 change in fair value earn-out.

We incurred $115,189 of other expenses for the six months ended June 30, 2019, including $94,155 of interest expense – related party, $12,091 of interest expense and $8,943 change in fair value earn-out.

As a result of the foregoing, we had net losses from continuing operations of $290,265 and $430,884 for the six months ended June 30, 2020 and 2019, respectively.

For discontinued operations please refer to note 16.

Liquidity and Capital Resources

As of June 30, 2020, we had negative working capital of $248,949, comprised of $5,010 in cash, $4,079 in prepaid expenses offset by $56,113 of accounts payable, $2,388 in taxes payable and $199,838 in loan payable. We also had other assets of $300, which consisted of security deposits.

For the six months ended June 30, 2020, we used $230,899 of cash in operating activities, which represented our net loss of $290,265, $50,462 of amortization, $7,993 of stock based compensation, $129,180 of other assets, $4,875 of change in fair value consideration offset by $300 change in prepaid expenses and $132,844 of change in accounts payable.

For the six months ended June 30, 2019, we used $247,558 of cash in operating activities, which represented our net loss of $430,884), $77,777 of amortization, $10,636 in stock based compensation, $8,943 of change in fair value, $23,450 for a share donation, $6,000 in prepaid expenses, $86,520 in accounts payable offset by $30,000 in long term asset.

For the six months ended June 30, 2020 we used $322,101 in cash in investing activities due to the cash disposed of in the dissolution of the two subsidiaries Pride and PVBJ.

There was no cash used or provided by from investing activities for the six months ended June 30, 2019.

For the six months ended June 30, 2020, we generated $210,846 in financing activities relating to $26,008 in proceeds from equity financing, $20,000 in proceeds from PPP notes payable, $179,838 in proceeds from related party debt and $75,000 in proceeds from the issuance of convertible debt offset by $90,000 in debt repayment.

For the six months ended June 30, 2019 we generated $147,500 from the issuance of convertible debt.

In the future we expect to incur expenses related to compliance for being a public company and travel related to visiting potential customer sites. We expect that our general and administrative expenses will increase as we expand our business development, add infrastructure, and incur additional costs related to being a public company, including incremental audit fees, investor relations programs and increased professional services.

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

Subsequent Events

Effective July 17, 2020, our director lent us $50,000 at 6% per annum payable on the due date, June 19, 2021 (the “$50,000 Note”). Effective July 22, 2020, an additional loan by the same director was provided to us for a principal amount of $299,900 at 6% per annum payable on the due date of June 19, 2021 (the $299,900 Note”). The $50,000 Note and the $299,900 Note are related party transactions.

On August 12, 2020, pursuant to a Seed Capital Subscription Agreement, we made an equity investment into VoltH2 Holdings AG (“VoltH2”), a Swiss corporation developing scalable green hydrogen production projects primarily in Europe. VoltH2 is currently developing a 25MW green hydrogen production site near Vlissingen, Netherlands. The investment was for a total purchase price $175,000 USD representing a 17.5% equity interest in VoltH2.

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

Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2020, as a result of the material weaknesses described below, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

H/CELL ENERGY CORPORATION

Date: August 14, 2020	By:	/s/ ANDREW HIDALGO
Andrew Hidalgo
Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2020	By:	/s/ MATTHEW HIDALGO
Matthew Hidalgo
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

