Form 10-Q
period 2020-09-30
VISION HYDROGEN Corp
filed 2020-11-02
CIK 1676580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission file number: 000-55802

VISION HYDROGEN CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	47-4823945
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

95 Christopher Columbus Drive, 16th Floor, Jersey City, NJ 07302

(Address of principal executive offices) (zip code)

(551) 298-3600

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

As of October 30, 2020, there were 397,576 shares of registrant’s common stock outstanding.

VISION HYDROGEN CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VISION HYDROGEN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$54,840	$25,059
Prepaid expenses	16,830	4,079
Other current assets	35,000
Current assets held for sale	-	1,093,444
Total current assets	106,670	1,122,582

Security deposits and other non-current assets	150	600
Deferred offering cost	-	130,072
Investment in Volt H2	175,000	-
Non-current assets held for sale	-	2,215,177
Total non-current assets	175,150	2,345,849

Total assets	$281,820	$3,468,431

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$9,833	$157,484
Sales and withholding tax payable	-	2,552
Current convertible note payable	-	80,500
Loan payable	20,000	-
Loan payable – related party	580,232	-
Accrued interest – related party	7,809	-
Current liabilities held for sale	-	1,131,193
Total current liabilities	617,874	1,371,729

Noncurrent liabilities
Non-current liabilities held for sale	-	1,199,984
Total noncurrent liabilities	-	1,199,984

Total liabilities	617,874	2,571,713

Commitments and contingencies

Stockholders’ equity (deficit)
Preferred stock - $0.0001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock - $0.0001 par value; 100,000,000 shares authorized; 397,576 and 386,276 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	40	39
Additional paid-in capital	3,059,846	2,970,419
Accumulated deficit	(3,395,940)	(2,073,740)
Total stockholders’ equity (deficit)	(336,054)	896,718

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$281,820	$3,468,431

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VISION HYDROGEN CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS – OTHER COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019

Revenue
Sales	$-	$-	$-	$-
Total revenue	-	-	-	-

Cost of goods sold
Direct costs	-	-	-	-
Total cost of goods sold	-	-	-	-

Gross profit	-	-	-	-

Operating expenses
General and administrative expenses	45,043	83,166	214,800	359,858
Management fees – related party	33,750	21,500	63,750	60,500
Total operating expenses	78,793	104,666	278,550	420,358

Loss from operations	(78,793)	(104,666)	(278,550)	(420,358)

Other expenses
Interest expense	-	-	47,289	-
Interest expense – related party	8,312	64,065	46,655	158,220
Change in fair value earn-out	-	4,704	4,875	13,647
Total other expenses	8,312	68,769	98,819	171,867

Net loss from continuing operations	$(87,105)	$(173,435)	$(377,369)	$(592,225)

Net income (loss) from discontinued operations (including loss on disposal of $789,425)	-	(31,204)	(944,831)	153,098

Net loss	$(87,105)	$(204,639)	$(1,322,200)	$(439,127)

Loss per share (continuing operations)
Basic	$(0.22)	$(0.46)	$(0.96)	$(1.56)
Diluted	$(0.22)	$(0.46)	$(0.96)	$(1.56)
Earnings (loss) per share (discontinued operations)
Basic	$0.00	$(0.08)	$(2.40)	$0.40
Diluted	$0.00	$(0.08)	$(2.40)	$0.40
Weighted average common shares outstanding
Basic	397,576	378,712	392,974	379,814
Diluted	397,576	378,712	392,974	379,814

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VISION HYDROGEN CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019

(UNAUDITED)

	Common Stock		Preferred Stock
	Number of Shares	Amount	Number of shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Beginning January 1, 2019	379,302	$38	-	$-	$2,984,196	$(1,361,299)	$1,622,935

Stock-based compensation	-	-	-	-	8,562	-	8,562
Share donation	1,750	-	-	-	23,446	-	23,446

Beneficial conversion feature	-	-	-	-	97,500	-	97,500

Debt extinguishment	-	-	-	-	(216,460)	-	(216,460)

Net loss	-	-	-	-	-	(125,026)	(125,026)

Ending March 31, 2019	381,052	$38	-	$-	$2,897,244	$(1,486,325)	$1,410,957

Stock-based compensation	-	-	-	-	2,074	-	2,074

Net loss	-	-	-	-	-	(109,462)	(109,462)

Ending June 30, 2019	381,052	$38	-	$-	$2,899,318	$(1,595,787)	$1,303,569

Stock-based compensation	-	-	-	-	4,456	-	4,456

Cancelled shares	(1,750)	-	-	-	(23,450)	-	(23,450)

Commitment shares	1,500	-	-	-	45,000	-	45,000

Equity financing	3,900	-	-	-	25,533	-	25,533

Net loss	-	-	-	-	-	(204,639)	(204,639)

Ending September 30, 2019	384,702	$38	-	$-	$2,950,857	$(1,800,426)	$1,150,469

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VISION HYDROGEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

(UNAUDITED)

	Common Stock		Preferred Stock
	Number of Shares	Amount	Number of shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Beginning January 1, 2020	386,276	$39	-	-	$2,970,419	$(2,073,740)	$896,718

Stock-based compensation	-	-	-	-	7,993	-	7,993

Equity financing	3,150	-	-	-	19,833	-	19,833

Debt extinguishment	-	-	-	-	39,954	-	39,954

Net loss	-	-	-	-	-	(271,787)	(271,787)

Ending March 31, 2020	389,426	$39	-	$-	$3,038,199	$(2,345,527)	$692,711

Stock-based compensation	-	-	-	-	-	-	-

Equity financing	3,150	-	-	-	6,187	-	6,187

Share conversion	5,000	1	-	-	15,460	-	15,461

Net loss	-	-	-	-	-	(963,308)	(963,308)

Ending June 30, 2020	397,576	$40	-	$-	$3,059,846	$(3,308,835)	$(248,949)

Net loss	-	-	-	-	-	(87,105)	(87,105)
Ending September 30, 2020	397,576	$40	-	$-	$3,059,846	$(3,395,940)	$(336,054)

VISION HYDROGEN CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss from continuing operations	$(377,369)	$(592,225)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	50,462	133,684
Stock-based compensation	7,993	15,092
Change in fair value contingent consideration	4,875	13,647
Change in operating assets and liabilities:
Other long-term asset	94,180	-
Prepaid expenses and other costs	(12,750)	5,285
Accounts payable and accrued expenses	(173,853)	101,934

Net cash used in in operating activities – continuing operations	(406,462)	(322,583)
Net cash provided by (used in) operating activities – discontinued operations	128,054	(54,891)
Net cash used in operating activities	(278,408)	(377,474)

CASH FLOWS FROM INVESTING ACTIVITIES

Investment in Volt	(175,000)
Cash disposed of in disposition of subsidiaries	(322,101)	-

Net cash used in investing activities – continuing operations	(497,101)	-
Net cash used in investing activities – discontinued operations	(21,031)	1,165
Net cash used in investing activities	(518,132)	1,165

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from PPP notes payable	20,000	-
Proceeds from related party debt	580,232	-
Proceeds from issuance of convertible debt	75,000	147,500
Legal fees associated with financing	-	(90,000)
Repayment of convertible debt	(90,000)	-
Proceeds from equity financing	26,008	26,746

Net cash provided by financing activities – continuing operations	611,240	84,246
Net cash provided by (used in) financing activities – discontinued operations	(22,243)	183,308
Net cash provided by financing activities	588,997	267,554

Net decrease in cash and cash equivalents	(207,543)	(108,755)

Effect of foreign currency translation on cash	(15,237)	(7,991)

Cash and cash equivalents - beginning of period	277,620	359,134
Cash and cash equivalents - end of period	$54,840	$242,389
Supplemental disclosure of non-cash investing and financing activities
Beneficial conversion feature	$-	$190,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VISION HYDROGEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019 (UNAUDITED)

1.	ORGANIZATION AND LINE OF BUSINESS

Vision Hydrogen Corporation (the “Company”) was incorporated in the state of Nevada on August 17, 2015 and is based in Jersey City, New Jersey. The Company’s principal operations consist of designing and installing clean energy systems with a focus on hydrogen energy. Effective January 31, 2017, the Company acquired The Pride Group (QLD) Pty Ltd, an Australian company (“Pride”), a provider of security systems integration for customers in the government and commercial sector, and has launched a new clean energy systems division to focus on the Asia-Pacific high growth renewable energy market. On February 1, 2018, the Company acquired PVBJ Inc. (“PVBJ”) Established in 2008, PVBJ is engaged in the business of the design, installation, maintenance, and emergency service of environmental systems both in residential and commercial markets.

During the three and nine months ended September 2020, the Company took significant steps to transition its hydrogen energy business to focus on hydrogen production on a scaled production plant model. During the period, the Company disposed of its interests in both PVBJ and Pride (See Note 16 ‘Discontinued Operations’) in order to facilitate this transition. As part of the disposition the Company agreed to provide certain post-closing support to both PVBJ and Pride through Q3 2020. On August 12, 2020, pursuant to a Seed Capital Subscription Agreement, the Company made an equity investment into VoltH2 Holdings AG (“VoltH2”), a Swiss corporation developing scalable green hydrogen production projects primarily in Europe. VoltH2 is currently developing a 25MW green hydrogen production site near Vlissingen, Netherlands. The investment was for a total purchase price $175,000, representing a 17.5% equity interest in VoltH2.

Effective September 30, 2020 the Company moved its principal office from Dallas, Texas to Jersey City, New Jersey.

On September 29, 2020, Vision Hydrogen Corporation (f/k/a H/Cell Energy Corporation) filed an amendment to and restatement of its Articles of Incorporation with the Secretary of State of the State of Nevada. Pursuant to the Amendment, the Company (i) changed its name from H/Cell Energy Corporation to Vision Hydrogen Corporation (ii) effectuated a one-for-twenty (1:20) reverse split of the issued and outstanding shares of common stock of the Company without changing the par value of the stock and (iii) increased its authorized shares of common stock from 25,000,000 to 100,000,000. The Amendment took effect on October 6, 2020. All share and per share amounts for the common stock have been retroactively restated to give effect to the reverse split.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and following the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These interim financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the Company’s financial information. These interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or any other interim period or for any other future year. These unaudited condensed financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2019, included in the Company’s 2019 Annual Report on Form 10-K filed with the SEC. As of September 30, 2020, the Company no longer consolidates Pride or PVBJ as they have been divested and the financials presented are just of Vision Hydrogen. Results from Pride and PVBJ have been recast in the current period and comparative periods in discontinued operations. The balance sheet as of December 31, 2019 has been derived from audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.

On October 6 2020, Vision Hydrogen Corporation effectuated a one-for-twenty (1:20) reverse split of the issued and outstanding shares of common stock of the Company without changing the par value of the stock and increased its authorized shares of common stock from 25,000,000 to 100,000,000 which is presented on the current period financial statements.

VISION HYDROGEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019 (UNAUDITED)

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

Reclassification

Certain prior period amounts have been reclassified to conform to current period presentation specifically as it relates to the reclassification of assets, liabilities, operating results, cash flows and the accumulated comprehensive loss as a result of the Company’s disposition of interests in our PVBJ and Pride subsidiaries.

Accounts Receivable

Accounts receivable are recorded when invoices are issued and are presented in the balance sheet net of the allowance for doubtful accounts. The allowance for doubtful accounts is estimated based on the Company’s historical losses, the existing economic conditions in the construction industry, and the financial stability of its customers. Accounts are written off as uncollectible after collection efforts have failed. In addition, the Company does not generally charge interest on past-due accounts or require collateral. As of September 30, 2020 and December 31, 2019, there was no allowance for doubtful accounts required.

Goodwill and Finite-Lived Intangible Assets

Goodwill represents the excess of the aggregate of the following (1) consideration transferred, (2) the fair value of any non-controlling interest in the acquiree, and (3) if the business combination is achieved in stages, the acquisition-date fair value of our previously held equity interest in the acquiree over the net of the acquisition-date amounts of the identifiable assets acquired and the liabilities assumed. Identifiable intangible assets consist primarily of customer lists and relationships, non-compete agreements and technology-based intangibles and other contractual agreements. The Company amortizes finite lived identifiable intangible assets over five years, on a straight-line basis to their estimated residual values and periodically reviews them for impairment. Total goodwill and identifiable intangible assets comprised 0% of the Company’s consolidated total assets as of September 30, 2020 and 41% as of December 31, 2019.

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

As of September 30, 2020, the Company had no goodwill and has included the write-off of goodwill in the calculation of the loss on disposal of PVBJ (see Discontinued Operations Note 16).

VISION HYDROGEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019 (UNAUDITED)

Comprehensive Loss

Comprehensive loss consists of two components, net loss and other comprehensive loss. The Company’s other comprehensive loss is comprised of foreign currency translation adjustments. The balance of accumulated other comprehensive loss is zero as of September 30, 2020 due to the disposition of Pride on May 18, 2020.

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

For the three and nine months ended September 30, 2020, the Company recorded no other comprehensive loss. For the three and nine months ended September 30, 2019, the Company recorded other comprehensive loss of $15,236 and $863, respectively, in the condensed consolidated financial statements. The balance of comprehensive loss and accumulated comprehensive loss has been reclassified to discontinued operations as of September 30, 2020 due to the disposition of Pride on May 18, 2020.

Investments

The Company follows Accounting Standards Codification (“ASC”) 321-10-35-2 “Equity Securities without Readily Determinable Fair Values, to account for its ownership interest in noncontrolled entities. Under this guidance, equity securities that do not have readily determinable fair values (i.e., non-marketable equity securities and do not qualify for the practical expedient to determine the fair value at net asset value (“NAV”) are not required to be accounted for under the equity method are typically carried at cost (i.e., cost method investments) less accumulated impairment. Investments of this nature are initially recorded at cost. Income is recorded for dividends received that are distributed from net accumulated earnings of the noncontrolled entity subsequent to the date of investment. Dividends received in excess of earnings subsequent to the date of investment are considered a return of investment and are recorded as reductions in the cost of the investment. Investments are written down only when there is clear evidence that a decline in value that is other than temporary has occurred

Revenue Recognition

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

VISION HYDROGEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019 (UNAUDITED)

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in bank and money market funds as well as other highly liquid investments with an original maturity of three months or less. The Company had no cash equivalents as of September 30, 2020 or December 31, 2019.

VISION HYDROGEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019 (UNAUDITED)

Stock-Based Compensation

The Company recognizes expense for its stock-based compensation based on the fair value of the awards at the time they are granted. We estimate the value of stock option awards on the date of grant using the Black-Scholes model. The determination of the fair value of stock-based payment awards on the date of grant is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, expected term, risk-free interest rate and expected dividends. The impact of forfeitures is recorded in the period in which they occur. Our outstanding awards do not contain market or performance conditions.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts payable and accrued liabilities, and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments. All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed. The Company classifies and discloses assets and liabilities carried at fair value in one of the following three categories:

[ ]	Level 1—quoted prices in active markets for identical assets and liabilities;

[ ]	Level 2—observable market-based inputs or unobservable inputs that are corroborated by market data; and

[ ]	Level 3—significant unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

There were no fair value measurements as of September 30, 2020.

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

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Options to purchase common stock	0	21,250	0	21,250
Convertible debt	0	55,000	0	55,000
Totals	0	76,250	0	76,250

Please refer to Note 10 for a discussion of the decrease for the three and nine months ended September 30, 2020 compared to September 30, 2019.

VISION HYDROGEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019 (UNAUDITED)

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

There was $33,750 and $21,500 of management fees expensed for the three months ended September 30, 2020 and 2019, respectively, to Turquino Equity LLC (Turquino”), a former significant shareholder, and $63,750 and $60,500 for the nine months ended September 30, 2020 and 2019, respectively.

On January 2, 2018 and February 8, 2019, the Company and Andrew Hidalgo (“Hidalgo”), completed a Convertible Debenture Agreement whereby Hidalgo, the Company’s Chief Executive Officer, lent us an aggregate of $275,000 (the “Hidalgo Notes”). On January 2, 2018 and February 8, 2019, the Company and Michael Doyle (“Doyle”), a then director of the Company, completed a Convertible Debenture Agreement whereby Doyle lent the Company an aggregate of $275,000 (the “Doyle Notes”).

May 18, 2020 Purchase and Sale Agreement

On May 18, 2020, the Company’s Board of Directors authorized the Company, in accordance to Nevada Statute 78.565, to complete and execute the May 18, 2020 Purchase and Sale Agreement between the Company and Turquino providing for the Company’s sale of 100% of Pride’s outstanding stock Pride to Turquino in return for Turquino’s assumption of the Hidalgo Notes and the Doyle Notes and the debt obligations and accrued interest related thereto (the “Agreement”). In conjunction therewith, Hidalgo and Doyle assigned the Notes to Turquino, at which time Turquino became responsible for the debt obligations upon the Notes. The Company has no further note obligations to Hidalgo or Doyle, and it reduced its debt by approximately $600,000 or 65% of the corporate debt obligations. Pursuant to Nevada Statute Section 78.565, approval of the Agreement only required the approval of the board of directors and did not require shareholder approval. The Company obtained a valuation of the fair market value of Pride from an independent third party which valued Pride at $425,000. The Agreement provides that the Parties mutually release one another and discharge and release the other party (and their respective current and former officers, directors, employees, shareholders, note holders, attorneys, assigns, agents, representatives, predecessors and successors in interest), from any and all claims, demands, obligations, or causes of action. Hidalgo, our Chief Executive Officer, and a managing member of Turquino, is a related party in connection with the Exchange Agreement, the Notes, and the Agreement.

On June 19, 2020, the Company entered into a Promissory Note with Judd Brammah, a director of the Company, for a principal amount up to $230,332 bearing interest with interest at 6% per annum. The entire principal and interest upon the Promissory Note are due on June 19, 2021. The proceeds from the note was used to pay accrued expenses of the Company.

Effective July 17, 2020, Judd Brammah lent the Company $50,000 at 6% per annum payable on the due date, June 19, 2021. Effective July 22, 2020, Judd Brammah lent the Company $299,900 at 6% per annum payable on the due date of June 19, 2021.

4.	SIGNIFICANT CONCENTRATIONS OF CREDIT RISK

Cash is maintained at an authorized deposit-taking institution (bank) incorporated in both the United States and Australia and is insured by the U.S. Federal Deposit Insurance Corporation and Australian Securities & Investments Commission up to $250,000 and approximately $186,000 in total, respectively. As of September 30, 2020 and December 31, 2019, the balance was fully covered under the $250,000 threshold in the United States. In Australia, the balance was $10,563 over at December 31, 2019 which is included in current assets held for sale on the balance sheet.

VISION HYDROGEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019 (UNAUDITED)

Credit risk for trade accounts is concentrated as well because substantially all of the balances are receivable from entities located within certain geographic regions. To reduce credit risk, the Company performs ongoing credit evaluations of its customers’ financial conditions but does not generally require collateral. There were no accounts receivable as of September 30, 2020. As of December 31, 2019, one of the Company’s accounts receivable was due from one customer at approximately 13%, which is included in current assets held for sale on the balance sheet.

5.	MAJOR CUSTOMERS

Due to the sale of Pride and PVBJ the Company had no major customers for the three or nine months ended September 30, 2020. During the three and nine months ended September 30, 2019, there were two unrelated customers with a concentration of 10% or higher of the Company’s revenue at 16% and 11%, and 13% and 10%, respectively.

6.	UNCOMPLETED CONTRACTS

Costs, estimated earnings, and billings on uncompleted contracts are summarized as follows as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Costs incurred on uncompleted contracts	$-	$465,686
Estimated earnings	-	454,132
Costs and estimated earnings earned on uncompleted contracts	-	919,818
Billings to date	-	750,769
Costs and estimated earnings in excess of billings on uncompleted contracts	-	169,049
Costs and earnings in excess of billings on completed contracts	-	(190,102)
	$-	$(21,053)

Costs in excess of billings	$-	$26,045
Billings in excess of cost	-	(47,098)
	$-	$(21,053)

7.	LEASES

Operating Leases

As of September 30, 2020, the Company had no operating leases. As of December 31, 2019 the Company had $87,897 in current operating lease liability and $137,071 in non-current operating lease liability which have been re-classed to discontinued operations on the condensed consolidated balance sheet.

Finance Leases

As of September 30, 2020, the Company had no finance leases. As of December 31, 2019 the Company had $75,743 in current finance leases and $307,804 in non-current finance leases which have been re-classed to discontinued operations on the balance sheet.

8.	CONTRACT BACKLOG

As of September 30, 2020, the Company had no contract backlog. As of December 31, 2019, the Company had a contract backlog approximating $551,850, with anticipated direct costs to completion approximating $454,132.

9.	GOODWILL AND OTHER INTANGIBLES

The Company has no goodwill or other intangibles as of September30, 2020. As of December 31, 2019, the Company had $1,373,621 in goodwill and $83,645 in other intangibles which has been re-classed to discontinued operations on the balance sheet.

VISION HYDROGEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019 (UNAUDITED)

10.	STOCK OPTIONS AWARDS AND GRANTS

A summary of the stock option activity and related information for the 2016 Incentive Stock Option Plan from December 31, 2019 to September 30, 2020 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2019	34,925	$6.20	2.40	$216,535
Grants	-	-	-	-
Exercised	-	-	-	-
Canceled	(34,925)	(6.20)	(2.40)	-
Outstanding at September 30, 2020	-	$0.00	-	-
Exercisable at September 30, 2020	-	$0.00	-	-

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s weighted average grant date stock price of $7.916 per share, which would have been received by the option holders had those option holders exercised their options as of that date.

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

As of September 30, 2020, there was no unrecognized compensation expense as all option holders had their options forfeited through the sale of Pride and PVBJ. As of December 31, 2019, there was $32,642 of unrecognized compensation expense.

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

For the three and nine months ended September 30, 2020 and 2019, the Company did not record any income tax expense or benefit.

VISION HYDROGEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019 (UNAUDITED)

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law in March 2020. The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”). Corporate taxpayers may carryback net operating losses (NOLs) originating between 2018 and 2020 for up to five years, which was not previously allowed under the 2017 Tax Act. The CARES Act also eliminates the 80% of taxable income limitations by allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2018, 2019 or 2020. Taxpayers may generally deduct interest up to the sum of 50% of adjusted taxable income plus business interest income (30% limit under the 2017 Tax Act) for 2019 and 2020. The CARES Act allows taxpayers with alternative minimum tax credits to claim a refund in 2020 for the entire amount of the credits instead of recovering the credits through refunds over a period of years, as originally enacted by the 2017 Tax Act. In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation. The enactment of the CARES Act did not result in any material adjustments to our income tax provision for the three and nine months ended September 30, 2020.The Company did not have a deferred tax asset as of September 30, 2020.

13.	NOTE PAYABLE

QRIDA Loan

On May 6, 2020, the Company entered into a loan for $160,410 with the Queensland Rural and Industry Development Authority. The interest rate was 2.50% with a term of ten years. Through the disposition of Pride, the Company no longer has this loan as a liability on its balance sheet.

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

On May 18, 2020, FirstFire converted $15,450 of the balance due for 5,000 shares.

2020 Convertible Note Financing

On January 15, 2020, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with FirstFire, pursuant to which the Company issued a $85,250 principal amount convertible note for gross proceeds of $77,500, with an original discount issuance of $7,750. The transaction closed on January 16, 2020. The Company incurred $2,500 of legal fees for this transaction.

On June 18, 2020, the Company and FirstFire entered into a settlement agreement whereby both the 2019 and 2020 notes were cancelled and all remaining amounts due under the above notes were settled for $90,000 The Company has no further obligations with respect to any of the notes under terms of the First Fire Note settlement. The Notes were cancelled, and all remaining contractual obligations there under were extinguished under terms of a Settlement and Release Agreement which resulted in a gain on the income statement of $81,203 for the nine months ended September 30, 2020.

Paycheck Protection Program Loan

On May 5, 2020, the Company entered into a term note with Comerica Bank, with a principal amount of $20,000 pursuant to the Paycheck Protection Program (“PPP Term Note”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan is evidenced by a promissory note. The PPP Term Note bears interest at a fixed annual rate of 1.00%, with the first six months of interest deferred. Beginning in November 2020, the Company will make 18 equal monthly payments of principal and interest with the final payment due in April 2022. The PPP Term Note may be accelerated upon the occurrence of an event of default.

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

VISION HYDROGEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019 (UNAUDITED)

Director Related Party Note

On June 19, 2020, the Company entered into a promissory note with Judd Brammah, a director of the Company, for the principal amount up to $230,332 bearing interest at 6% per annum. The entire principal and interest upon the promissory note are due on June 19, 2021. As of September 30, 2020, $230,332 is due on this promissory note. The promissory note incurred interest expense of $3,456 and $3,872 for the three and nine months ended September 30, 2020, respectively.

Effective July 17, 2020, Judd Brammah lent the Company $50,000 at 6% per annum payable on the due date, June 19, 2021. The Company incurred interest expense of $615 for the three and nine months ended September 30, 2020. Effective July 22, 2020, Judd Brammah lent the Company $299,900 at 6% per annum payable on the due date of June 19, 2021. The Company incurred interest expense of $3,322 for the three and nine months ended September 30, 2020.

14.	EQUITY PURCHASE AGREEMENT

On March 12, 2019, the Company entered into an equity purchase agreement (the “Equity Purchase Agreement”) and a registration rights agreement with an accredited investor (the “Investor”), pursuant to which the Investor has agreed to purchase from the Company up to $450,000 in shares (the “Shares”) of the Company’s common stock, subject to certain limitations and conditions set forth in the Equity Purchase Agreement. Additionally, on March 12, 2019, the Company agreed to donate 1,750 shares of common stock to the manager of the Investor. The Company recorded value of these shares at the market price and is included in general and administrative expenses.

On June 24, 2019, the Company provided written notice to the Investor that the Company elected to terminate the Equity Agreement, effective immediately. No Shares were sold pursuant to the Equity Purchase Agreement. On August 30, 2019, the 1,750 donation shares were returned to the Company and canceled.

On July 9, 2019, the Company entered into an equity financing agreement with GHS Investments LLC (the “GHS Financing Agreement); in connection therewith, the Company filed a Form S-1 Registration Statement (the “S-1”) registering up to 35,000 Common Stock Shares, which S-1 was declared effective on July 31, 2019. On May 19, 2020, the Company filed a Post-Effective Amendment No. 1 on Form S-1 amending the S-1 to deregister all securities registered pursuant to said S-1, which as of the date of such Amendment, 22,513 Common Stock Shares were unissued (the “Post Effective S-1”). The Post Effective S-1 was declared effective on May 21, 2020, at which time the Offering described in the S-1 was terminated, as well as the contractual obligations under the GHS Financing Agreement.

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

In January 2020, the FASB issued ASU 2020-01, Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivative and Hedging (Topic 815), which clarifies the interaction of rules for equity securities, the equity method of accounting, and forward contracts and purchase options on certain types of securities. The guidance clarifies how to account for the transition into and out of the equity method of accounting when considering observable transactions under the measurement alternative. The ASU is effective for annual reporting periods beginning after December 15, 2020, including interim reporting periods within those annual periods, with early adoption permitted. The Company is currently evaluating the impact of the new guidance its consolidated financial statements.

VISION HYDROGEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019 (UNAUDITED)

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This ASU amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity’s own equity, and also improves and amends the related EPS guidance for both Subtopics. The ASU will be effective for annual reporting periods after December 15, 2021 and interim periods within those annual periods and early adoption is permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

16.	DISCONTINUED OPERATIONS

Sale of PVBJ

On April 21, 2020, the Company’s Board of Directors authorized its resale of PVBJ pursuant to the following terms: (a) the outstanding $221,800 earn-out liability was used as consideration towards the purchase of PVBJ; (b) Paul Benis agreed to apply the remaining salary due to him, as prorated from the Closing Date to the expiration date of the Employment Agreement (January 31, 2021), to the purchase of PVBJ by Benis Holdings LLC as additional consideration thereof and (c) as additional consideration for the purchase of PVBJ by Benis Holdings LLC, PVBJ shall continue to be responsible for the line of credit (see below).

Sale of Pride

On May 18, 2020, the Company executed a Purchase and Sale Agreement with Turquino providing for its sale of 100% of Pride’s outstanding stock Pride to Turquino in return for Turquino’s assumption of the Hidalgo Notes and the Doyle Notes and the debt obligations and accrued interest related thereto (the “Agreement”). In conjunction therewith, Hidalgo and Doyle assigned the Notes to Turquino, at which time Turquino became responsible for the debt obligations upon the Notes. The Company has no further note obligations to Hidalgo or Doyle, and it reduced its debt by approximately $600,000 or 65% of the corporate debt obligations.

The gain/loss on discontinued operations consists of the following:

September 30, 2020
PVBJ
Proceeds on sale (earn-out payable exchange)	$214,074
Less: net asset value	(1,383,440)
Loss on sale of assets	$(1,169,366)

Pride
Proceeds on sale (debt forgiveness)	$500,321
Less net asset value	(120,380)
Gain on sale of assets	$379,941

VISION HYDROGEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019 (UNAUDITED)

The results of discontinued operations are as follows:

	Three months ended September 30, 2020	Three months ended September 30, 2019	Nine months ended September 30, 2020	Nine months ended September 30, 2019
PVBJ
Revenue
Sales	$-	$730,419	$722,786	$2,152,444
Total revenue	-	730,419	722,786	2,152,444

Cost of goods sold
Direct costs	-	559,290	560,328	1,619,173
Total cost of goods sold	$-	$559,290	$560,328	$1,619,173

Selling, general and administrative	-	176,984	230,807	482,853

Net income (loss) for period	$-	$(5,855)	$(68,349)	$50,418

	Three months ended September 30, 2020	Three months ended September 30, 2019	Nine months ended September 30, 2020	Nine months ended September 30, 2019
Pride
Revenue
Sales	$-	$970,946	$1,474,460	$3,181,115
Total revenue	-	970,946	1,474,460	3,181,115

Cost of goods sold
Direct costs	-	682,340	1,121,121	2,128,218
Total cost of goods sold	$-	$682,340	$1,121,121	$2,128,218

Selling, general and administrative	-	313,955	440,396	950,216

Net income (loss) for period	$-	$(25,349)	$(87,057)	$102,681

Gain (loss) from discontinued operations:

Results from discontinued operations	$-	$31,204	$(155,406)	$153,098
Loss on disposal of assets	-	-	(789,425)	-
Loss from discontinued operations	$-	$31,204	$(944,831)	$153,098

VISION HYDROGEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019 (UNAUDITED)

The discontinued operations of the balance sheet as of December 31, 2019 are as follows:

	Pride	PVBJ

ASSETS
Current assets
Cash and cash equivalents	$196,705	$55,856
Accounts receivable	449,530	354,129
Prepaid expenses	2,108	9,071
Costs and earnings in excess of billings	26,045	-
Total current assets	674,388	419,056

Property and equipment, net	90,847	387,391
Security deposits and other non-current assets	31,633	-
Deferred tax asset	46,000	-
Customer lists, net	-	63,161
Right of use asset	222,524	-
Goodwill	-	1,373,621
Total assets	$1,065,392	$2,243,229

LIABILITIES

Current liabilities
Accounts payable and accrued expenses	$450,545	$94,104
Billings in excess of costs and earnings	47,098	-
Sales and withholding tax payable	37,199	-
Current operating lease liability	87,897	-
Current equipment notes payable	17,782	9,653
Current line of credit	-	269,746
Current finance lease payable	-	75,743
Income tax payable	41,426	-
Total current liabilities	681,947	449,246

Noncurrent liabilities
Earn-out payable	-	209,199
Lease operating liability	137,071	-
Finance leases	-	307,804
Equipment notes payable	33,227	38,913
Convertible notes payable – related party, net of discounts	473,770	-
Total noncurrent liabilities	644,068	555,916
Total liabilities	1,326,015	1,005,162

December 31, 2019
Pride current assets	$674,388
PVBJ current assets	419,056
Current assets of discontinued operations	$1,093,444

Pride non-current assets	$391,004
PVBJ non-current assets	1,824,173
Non-current assets of discontinued operations	$2,215,177

December 31, 2019
Pride current liabilities	$681,947
PVBJ current liabilities	449,246
Current liabilities of discontinued operations	$1,131,193

Pride non-current liabilities	$644,068
PVBJ non-current liabilities	555,916
Non-current liabilities of discontinued operations	$1,199,984

VISION HYDROGEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND 2019 (UNAUDITED)

17.	GOING CONCERN

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

On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (COVID-19), a global pandemic and recommended containment and mitigation measures worldwide. As of the date of this filing, the Company has sold its offices in the U.S. and Australia. The Company will continue to monitor the situation closely and it is possible that it will implement further measures. In light of the uncertainty as to the severity and duration of the pandemic, the impact on the Company’s revenues, profitability and financial position is uncertain at this time.

As reflected in the quarterly financial statements, the Company has a net loss of $1,322,200 and net operating cash used in continuing operations used of $406,462 for the nine months ended September 30, 2020. In addition, the Company is a start up in the renewable energy space and has generated no revenues to date.

Due to the sale of PVBJ and Pride, the Company has alleviated liabilities on its balance sheet such as the line of credit that was due in August 2020, earn out payable, and other notes and finance leases payables relating to vehicles. The Company also generated proceeds of $580,232 from a related party note. Management has evaluated the significance of these conditions and under these circumstances expects that its current cash resources, operating cash flows and ability to secure financing would be sufficient to sustain operations for a period greater than one year from the quarterly report issuance date.

18.	INVESTMENTS

On August 12, 2020, pursuant to a Seed Capital Subscription Agreement, the Company made an equity investment of 175,000 shares into VoltH2 Holdings AG (“VoltH2”), a Swiss corporation developing scalable green hydrogen production projects primarily in Europe. VoltH2 is currently developing a 25MW green hydrogen production site near Vlissingen, Netherlands. The investment was for a total purchase price of $175,000, representing a 17.5% equity interest in VoltH2. Due to the lack of readily determinable fair value of VoltH2, and because this investment does not qualify for the practical expedient to determine fair value using NAV, this investment has been recorded at cost. The Company will continually evaluate the treatment of this investment each reporting period to determine if a fair value can be determined, and if so will reassess the accounting for this investment.

19.	SUBSEQUENT EVENTS

On September 29, 2020, Vision Hydrogen Corporation (f/k/a H/Cell Energy Corporation) filed an amendment to and restatement of its Articles of Incorporation with the Secretary of State of the State of Nevada. Pursuant to the Amendment, the Company (i) changed its name from H/Cell Energy Corporation to Vision Hydrogen Corporation (ii) effectuated a one-for-twenty (1:20) reverse split of the issued and outstanding shares of common stock of the Company without changing the par value of the stock and (iii) increased its authorized shares of common stock from 25,000,000 to 100,000,000. The Amendment took effect on October 6, 2020.

Effective as of the opening of market trading on October 6, 2020, the Company’s common stock began trading under the symbol HCCCD for 20 business days to designate the Reverse Split, after which, the ticker symbol will change to VIHD.

On October 14, 2020, the Company filed an S-1 registration statement offering up to a maximum of 12,500,000 shares of its common stock for gross proceeds of $2,500,000, before deduction of commissions and offering expenses. The registration statement was declared effective on October 23, 2020. As of the date of this filing, the Company has not sold any shares under the registration statement.

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

Vision Hydrogen Corporation is referred to hereinafter as “we”, “our”, or “us”.

Business Overview

The 2020 year has been challenging for us. Originally, we set out to provide hydrogen energy systems for residential users. The original business plan, established in April 2016, focused on developing the market for residential off grid hydrogen energy systems while simultaneously acquiring companies that possessed technicians who could be trained in the design and deployment of these hydrogen energy systems.

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

Beginning in March 2020, the following steps were undertaken to implement the business transition plan:

●	March 2020 - Commenced discussions with investor regarding financing options for our company and strategic acquisitions.
●	April 21, 2020 - Concluded the disposition of the PVBJ subsidiary
●	May 2020 - Commenced discussions and diligence for an investment in a hydrogen production project in the Netherlands, known as Volt H2
●	May 18, 2020 - Concluded the disposition of The Pride Group subsidiary
●	July 2020 - Concluded 2nd and 3rd tranches of debt financing with proceeds earmarked for an investment in Volt H2.
●	August 12, 2020 - Concluded acquisition of an equity interest in Volt H2
●	October 6, 2020 – Changed the company name to Vision Hydrogen Corporation and effected a twenty-for-one reverse stock split of our outstanding common stock

With the initial investment into the hydrogen production market via Volt H2, the first step in transitioning our hydrogen business focus has been completed. We now will continue to operate the business in a manner that is aligned with our primary hydrogen business strategy.

Discontinued Operations

On April 21, 2020, our Board of Directors authorized our resale of PVBJ back to PVBJ pursuant to the terms as follows: (a) Benis Holdings LLC applied the $221,800 earn-out liability as consideration towards the purchase of PVBJ; (b) Paul Benis applied the remaining salary due to him, as prorated from the Closing Date to the expiration date of the Employment Agreement (January 31, 2021), to the purchase of PVBJ by Benis Holdings LLC as additional consideration thereof, and we have no further salary obligation to Paul Benis, who resigned as our executive officer; and (c) as additional consideration for the purchase of PVBJ by Benis Holdings LLC, PVBJ continues to be responsible for the line of credit (refer to note 16).

On May 18, 2020, in accordance to Nevada Statute 78.565, we completed and executed the May 18, 2020 Purchase and Sale Agreement between us and Turquino providing for our sale of 100% of Pride’s outstanding stock Pride to Turquino in return for Turquino’s assumption of the Hidalgo Notes and the Doyle Notes and the debt obligations and accrued interest related thereto (the “Agreement”). In conjunction therewith, Hidalgo and Doyle assigned the Notes to Turquino, at which time Turquino became responsible for the debt obligations upon the Notes, we have no further note obligations to Hidalgo or Doyle, and we reduced our debt by approximately $600,000 or 65% of the corporate debt obligations. Pursuant to Nevada Statute Section 78.565, approval of the Agreement only required the approval of the board of directors and did not require shareholder approval. We obtained a valuation of the fair market value of Pride from an independent third party which valued Pride at $425,000. The Agreement provides that the Parties mutually release one another and discharge and release the other party (and their respective current and former officers, directors, employees, shareholders, note holders, attorneys, assigns, agents, representatives, predecessors and successors in interest), from any and all claims, demands, obligations, or causes of action. Hidalgo, our Chief Executive Officer, and a managing member of Turquino, are related parties in connection with the Exchange Agreement, the Notes, and the Agreement.

September 30, 2020
PVBJ
Proceeds on sale (earn-out payable exchange)	$214,074
Less: net asset value	(1,383,440)
Loss on disposal of assets	$(1,169,366)

Pride
Proceeds on sale (debt forgiveness)	$500,321
Less net asset value	(120,380)
Gain on disposal of assets	$379,941

Current Operating Trends

Results of Continuing Operations

For the Three Months Ended September 30, 2020 and 2019

Revenue and Cost of Revenue

We had no revenue or cost of revenue for the three months ended September 30, 2020 and 2019.

General and Administrative Expenses

During the three months ended September 30, 2020, our general and administrative expenses were $78,793, including $33,750 in management disbursements, $12,500 in accounting fees, $10,220 in legal fees, $8,570 in dues and subscriptions, $5,000 in director fees, $4,709 in insurance and $4,044 in miscellaneous expenses.

During the three months ended September 30, 2019, our general and administrative expenses were $104,666, including $4,460 of stock-based compensation, $37,500 of gross payroll, $21,500 of management disbursements, $14,950 of accounting fees, $12,000 of legal fees, $12,000 of investment banking fees, $5,271 in amortization, $5,000 of investor relations, $4,365 of dues and subscription fees, which pertained to transfer agent fees and OTC listing fees, $4,298 of liability insurance, $2,910 of payroll taxes and $3,862 of miscellaneous expenses, offset by a credit of $23,450 in share donations.

We incurred $8,312 of other expenses for the three months ended September 30, 2020, made up of interest expense – related party.

We incurred $68,769 of other expenses for the three months ended September 30, 2019, including $64,065 of interest expense – related party and $4,704 change in fair value earn-out.

As a result of the foregoing, we had net losses of $87,105 and $204,639 for the three months ended September 30, 2020 and 2019, respectively.

For the Nine Months Ended September 30, 2020 and 2019

Revenue and Cost of Revenue

We had no revenue or cost of revenue for the nine months ended September 30, 2020 and 2019.

General and Administrative Expenses

During the nine months ended September 30, 2020, our general and administrative expenses were $278,550, including $87,800 in accounting fees, $63,750 in management disbursements, $62,500 of gross payroll, $26,015 in dues and subscriptions, $25,220 in legal fees and $13,265 in miscellaneous expenses.

During the nine months ended September 30, 2019, our general and administrative expenses were $420,358, including $112,500 of gross payroll, $83,251 of accounting fees related to audit and consulting costs, $60,500 of management distributions, $46,000 of legal fees, $20,148 of dues and subscription fees, which pertained to transfer agent, EDGAR fees and OTC Market annual listing fees, $20,000 for investment banking services, $15,813 of amortization of intangible assets, $15,096 of stock-based compensation, $11,840 of directors’ and officers’ insurance, $8,648 of payroll taxes, $6,156 of travel meals and transportation, $5,000 of investor relations and $15,406 of miscellaneous expenses.

We incurred $98,819 of other expenses for the nine months ended September 30, 2020, including $47,289 in interest expense, $46,655 of interest expense – related party and $4,875 change in fair value earn-out.

We incurred $171,867 of other expenses for the nine months ended September 30, 2019, including $158,220 of interest expense – related party and $13,647 change in fair value earn-out.

As a result of the foregoing, we had net losses of $1,317,325 and $439,127 for the nine months ended September 30, 2020 and 2019, respectively.

For discontinued operations please refer to note 16.

Liquidity and Capital Resources

As of September 30, 2020, we had negative working capital of $511,204, comprised of $54,840 in cash, $35,000 in other current assets and $16,830 in prepaid expenses, offset by $580,232 in loan payable – related party, $20,000 in loan payable, $9,833 of accounts payable and $7,809 in accrued interest. We also had other assets of $175,150, which consisted of $175,000 investment in Volt, and $150 in security deposits.

For the nine months ended September 30, 2020, we used $406,462 of cash in operating activities, which represented our net loss from continuing operations of $377,369, $94,180 of other assets, $50,462 of amortization, $7,993 of stock-based compensation and $4,875 of change in fair value consideration, offset by $173,853 of change in accounts payable and $12,750 change in prepaid expenses.

For the nine months ended September 30, 2019, we used $322,583 of cash in operating activities, which represented our net loss from continuing operations of $592,225, $133,684 of amortization, $101,934 in accounts payable, $15,092 in stock-based compensation, $13,647 of change in fair value and $5,285 in prepaid expenses.

For the nine months ended September 30, 2020, we used $497,101 in cash in investing activities due to the cash disposed of in the disposition of the two subsidiaries Pride and PVBJ and $175,000 in the investment in Volt.

There was no cash used or provided by from investing activities for the nine months ended September 30, 2019.

For the nine months ended September 30, 2020, we generated $611,240 in financing activities, which represented $580,232 in proceeds from related party debt, $75,000 in proceeds from the issuance of convertible debt, $26,008 in proceeds from equity financing and $20,000 in proceeds from PPP notes payable, offset by $90,000 in convertible debt repayment.

For the nine months ended September 30, 2019, we generated $84,246 in financing activities from the issuance of convertible debt for $147,500 and proceeds from equity financing of $26,746 offset by $90,000 in legal fees associated with financing.

In the future we expect to incur expenses related to compliance for being a public company. We expect that our general and administrative expenses will increase as we expand our business development, add infrastructure, and incur additional costs related to being a public company, including incremental audit fees, investor relations programs and increased professional services.

Our future capital requirements will depend on a number of factors, including the progress of our sales and marketing of our services, the timing and outcome of potential acquisitions, the costs involved in operating as a public reporting company, the status of competitive services, the availability of financing and our success in developing markets for our services. We believe our existing cash will be sufficient to fund our operating expenses and capital equipment requirements for at least the next 12 months.

On October 14, 2020, we filed an S-1 registration statement offering up to a maximum of 12,500,000 shares of our common stock for gross proceeds of $2,500,000, before deduction of commissions and offering expenses. The registration statement was declared effective on October 23, 2020. As of the date of this filing, we have not sold any shares under the registration statement, and there are no assurances that we will sell any or all of the shares.

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

Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2020, as a result of the material weaknesses described below, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not a party to any material legal proceedings or claims.

Item 1A. Risk Factors

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

3.01	Articles of Incorporation of the Company, filed with the Nevada Secretary of State on August 17, 2015, filed as an exhibit to the Registration Statement on Form S-1, filed with the Securities and Exchange Commission (the “Commission”) on June 29, 2016 and incorporated herein by reference.

3.02	Certificate of Correction to the Articles of Incorporation of the Company, filed with the Nevada Secretary of State on August 18, 2015, filed with the Nevada Secretary of State on August 18, 2015, filed as an exhibit to the Registration Statement on Form S-1, filed with the Commission on June 29, 2016 and incorporated herein by reference.

3.03	Bylaws of the Company, filed as an exhibit to the Registration Statement on Form S-1, filed with the Commission on June 29, 2016 and incorporated herein by reference.

3.04	Form of Articles of Amendment to Articles of Incorporation, filed with the Nevada Secretary of State on September 29, 2020, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on October 5, 2020 and incorporated herein by reference.

10.01	Seed capital subscription agreement, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on August 14, 2020 and incorporated herein by reference.

31.01*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02**	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials from Vision Hydrogen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISION HYDROGEN CORPORATION

Date: November 2, 2020	By:	/s/ ANDREW HIDALGO
Andrew Hidalgo
Chief Executive Officer (Principal ExecutiveOfficer)

Date: November 2, 2020	By:	/s/ MATTHEW HIDALGO
Matthew Hidalgo
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

