Form 10-K
period 2020-12-31
VISION HYDROGEN Corp
filed 2021-03-12
CIK 1676580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

Commission File Number 000-55802

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

The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2020, based on the closing sales price of the common stock as quoted on the OTCQB was $408,682. For purposes of this computation, all officers, directors, and 5 percent beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

As of March 11, 2021, there were 12,897,576 shares of registrant’s common stock outstanding.

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

Overview

The 2020 year was challenging for us. Originally, we set out to provide hydrogen energy systems for residential users. The original business plan, established in April 2016, focused on developing the market for residential off grid hydrogen energy systems while simultaneously acquiring companies that possessed technicians who could be trained in the design and deployment of these hydrogen energy systems.

In February 2020, we decided to adopt another approach in market development, which was to pursue the one market that was establishing momentum, hydrogen production on a plant-size scale. In order to achieve our new strategic business model, we decided to sell both our subsidiaries because they were not producing enough profit and were not a strategic fit with our goal of developing the market for hydrogen energy systems. Further, the hydrogen energy market for residential users was not developing at all based on cost inefficiencies, and debt levels were beginning to impact us adversely.

Beginning in March 2020, the following steps were undertaken to implement the business transition plan:

●	March 2020 - Commenced discussions with investor regarding financing options for our company and strategic acquisitions.

●	April 20, 2020 - Concluded the disposition of the PVBJ subsidiary

●	May 2020 - Commenced discussions and diligence for an investment in a hydrogen production project in the Netherlands, known as Volt H2

●	May 18, 2020 - Concluded the disposition of The Pride Group subsidiary

●	July 2020 - Concluded 2nd and 3rd tranches of debt financing with proceeds earmarked for an investment in Volt H2.

●	August 12, 2020 - Concluded acquisition of an equity interest in Volt H2

●	September 30, 2020 – Moved the Company’s headquarters from Dallas, Texas to Jersey City, New Jersey

●	October 6, 2020 – Changed the company name to Vision Hydrogen Corporation and effected a twenty-for-one reverse stock split of our outstanding common stock

●	January 2021 – Closed on the sale of 12,500,000 shares of common stock in a registered offering, resulting in gross proceeds of $2.5 million.

With the initial investment into the hydrogen production market via Volt H2, the first step in transitioning our hydrogen business focus has been completed. We now will continue to operate the business in a manner that is aligned with our primary hydrogen business strategy.

Recent Transactions

Sale of PVBJ

On April 21, 2020, we sold PVBJ back to PVBJ pursuant to the terms as follows: (a) Benis Holdings applied the $221,800 earn-out liability as consideration towards the purchase of PVBJ; (b) Paul Benis applied the remaining salary due to him, as prorated from the closing date to the expiration date of his employment agreement (January 31, 2021), to the purchase of PVBJ by Benis Holdings as additional consideration thereof, and as a result, we have no further salary obligation to Paul Benis, who resigned as our executive officer; and (c) as additional consideration for the purchase of PVBJ by Benis Holdings, PVBJ assumed responsibility for the line of credit agreement with Thermo.

Sale of Pride

On May 18, 2020, we executed the Agreement with Turquino providing for our sale of 100% of Pride’s outstanding stock Pride to Turquino in return for Turquino’s assumption of the $550,000 principal balance of Notes and the debt obligations and accrued interest related thereto. In conjunction therewith, Hidalgo and Doyle assigned the notes to Turquino, at which time Turquino became responsible for the debt obligations under the Notes and we had no further note obligations to Hidalgo or Doyle, and we reduced our debt by approximately $600,000, or 65% of the corporate debt obligations. The Agreement provided that the parties mutually release one another and discharge and release the other party (and their respective current and former officers, directors, employees, shareholders, note holders, attorneys, assigns, agents, representatives, predecessors and successors in interest), from any and all claims, demands, obligations, or causes of action.

Volt Investment

On August 12, 2020, pursuant to a Seed Capital Subscription Agreement, we made an equity investment into VoltH2 Holdings AG (“VoltH2”), a Swiss corporation developing scalable green hydrogen production projects primarily in Europe. VoltH2 is currently developing a 25MW green hydrogen production site near Vlissingen, Netherlands. The investment was for a total purchase price $175,000, and we received a 17.5% equity interest in VoltH2.

Name and Symbol Change and Reverse Stock Split

We filed a certificate of amendment with the Nevada Secretary of State, which as of effective October 6, 2020, changed our name from H/Cell Energy Corporation to Vision Hydrogen Corporation. In addition, pursuant to that amendment, we effectuated a twenty-for-one reverse stock split of our issued and outstanding common stock. We believe that the name change better represents our vision for the company and communicates our commitment to hydrogen energy. As well, our stock symbol changed from “HCCC” to “VIHD” effective November 2, 2020. All share and per share amounts in this annual report on Form 10-K reflect the reverse stock split.

Public Offering

In October 2020, we filed a registration statement on Form S-1 with the Securities and Exchange Commission, whereby we registered 12.5 million shares of our common stock for sale as a company offering. The registration statement was declared effective in October 2020. In January 2021, we sold all of the shares for gross proceeds of $2.5 million.

Market Potential

As the world’s fossil fuel supply continually diminishes while causing harm to the planet, we believe that climate hydrogen is the most reliable alternative to carbon fossil fuels, as it leaves zero greenhouse gas residues and can be used at any time of the day or night, as well as in any weather conditions, unlike renewable energy from solar and wind.

Hydrogen is fast becoming a significant factor in the planning of future energy production and is anticipated by energy analysts to become more widely competitive as an alternative energy source by as early as 2030 as economies of scale drive-down the cost of fuel cells and electrolysers with the addition of lower costs for wind and solar power. According to the Grand View Research report on future hydrogen growth, published in February 2020, the global hydrogen market is expected to reach $154 billion by 2027.

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

Hydrogen can be produced from a large number of primary energy sources and by various technical processes. Electrolysis is the cleanest option for hydrogen production from renewable resources. Electrolysis is the process of using electricity to split water into hydrogen and oxygen. Electrolysis occurs through the use of an electrolyzer, which can range in size from a small unit suited for low end hydrogen production to large-scale units for central production facilities that could be tied directly to renewable or other non-greenhouse, gas emitting forms of electricity production.

Developments in electrolyzer technology have allowed for a reduction in research and development requirements with a stable network of suppliers for turn-key equipment solutions. The key inputs to hydrogen production are water and electricity supply, as such, proximity to both is essential. Electrolyzers, and the various ancillary components can be purchased from various suppliers as pre-built packages. They will be assembled at our sites with the assistance of the suppliers, but will not require in-house technical knowledge for the assembly.

Growth Strategy

We intend to aggressively grow our business, through investments and acquisition of strategic target sites. Investment opportunities and target sites will be strategically positioned for power supply, storage, transportation, and fueling infrastructure in geographic regions that have customer and government support for hydrogen markets. Target customers will be industrial users, fleet operators, and various industries looking to replace and/or offset their current carbon-based energy consumption. Delivery and logistics will be unique to each site, but may involve pipeline, rail, and truck supplies.

Competition

Given the increasing focus on renewable energy, and hydrogen specifically, to offset the environmental problems caused by fossil fuels, the renewable energy industry is highly competitive, and rapidly evolving. Our major competitors include leading global companies, and other regional and local energy providers.

In the markets where we plan to conduct business, we will compete with many energy producers including electric utilities and large independent power producers. There is also competition from fossil fuel sources such as natural gas and coal, and other renewable energy sources such as solar and wind. The competition depends on the resources available within the specific markets. However, we believe that our target approach will allow us to compete favorably with traditional utilities and other renewable energy systems in the regions we service.

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

Government Regulations; Regulatory Matters

Given the industrial nature of our planned operations, water access restrictions, and high level of electricity needs, we expect to operate in an area that is highly regulated by local and possibly national government bodies. We anticipate that our operations at will be subject to oversight and regulation at the federal, state and local level in accordance with statutes and ordinances relating to, among others, building codes, fire codes, public safety, electrical and gas pipeline connections and hydrogen siting. The level of regulation may depend, in part, upon where a system is located.

Other than these requirements, at this time we do not know what additional requirements, if any, each jurisdiction will impose on our operations. We also do not know the extent to which any new regulations may impact our ability to distribute, install and service our products. The federal, state, local or foreign government entities may seek to impose regulations or competitors may seek to influence regulations through lobbying efforts.

Government Incentives

We intend to focus on states on regions whose government supports a regulatory standard that promotes hydrogen production and consumption. These governments have established various incentives and financial mechanisms to accelerate and promote the use of hydrogen as renewable energy sources. These incentives may take the form of support for infrastructure and hydrogen transportation versus monetary incentives. For example, in June 2020, as part of its economic COVID-19 stimulus package, Germany announced €9.0 billion of funding earmarked for expansion of hydrogen production. Funding is still to be determined, but specific areas could include, infrastructure conversions and new pipeline development.

Employees

As of March 11, 2021, we had two full-time employees, which are our executive officers. We plan to hire employees on an as-needed basis. None of our employees are represented by a labor union, and we believe that our relations with our employees are good.

Item 1A. Risk Factors

Risks Related to Our Financial Position and Need for Additional Capital

We have a short operating history and have generated minimal revenue to date. This makes it difficult to evaluate our future prospects and increases the risk that we will not be successful.

We were incorporated in August 2015, have been operating for less than six years, and have recently sold off our operating subsidiaries as we look to pivot our business plan. Those operating subsidiaries generated all of our revenue, and we have never generated revenue from other sources. As a result, we have a very limited operating history for you to evaluate in assessing our future prospects. We are subject to all risks inherent in a developing business enterprise. Our likelihood of continued success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the services industry and the competitive and regulatory environment in which we operate. As a new industry, there are few established companies whose business models we can follow. Similarly, there is little information about comparable companies for potential investors to review in making a decision about whether to invest in the Company.

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

We expect to incur significant losses for the foreseeable future and may never achieve or maintain profitability.

Investment in our company is highly speculative because it entails substantial upfront capital expenditures and significant risk that, as a company in a new industry, we may never become commercially viable. We have sold off all of our operating subsidiaries that generated any revenues, and we cannot estimate with precision the extent of our future losses. For the years ended December 31, 2020 and 2019, our net losses were approximately $1,400,000 and $700,000, respectively. As of December 31, 2020, we had an accumulated deficit of $3.5 million. We expect to incur operating losses for the foreseeable future as we execute our plan to focus on acquiring or developing hydrogen production on a plant-size scale. As a result, we expect to continue to incur significant operating losses and negative cash flows for the foreseeable future. These losses have had and will continue to have an adverse effect on our financial position and working capital.

To become and remain profitable, we must develop or acquire hydrogen production on a plant-size scale with significant market potential. This will require us to be successful in a range of challenging activities, including identifying and acquiring target sites, developing the necessary infrastructure at sites for delivery and logistics, obtaining governmental approvals, acquiring customers and marketing our services. We may never succeed in these activities and, even if we succeed, we may never generate revenues that are significant enough to achieve profitability. In addition, as a young business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown challenges. Furthermore, because of the numerous risks and uncertainties associated with entering a nascent market, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis and we may continue to incur substantial development and other expenditures to acquire and build out additional sites. Our failure to become and remain profitable would decrease the value of the company and could impair our ability to raise capital, maintain our development efforts, expand our business or continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.

To execute our overall business strategy, we will likely require additional working capital, which may not be available on terms favorable to us or at all. If additional capital is not available or is available at unattractive terms, we may be forced to delay, reduce the scope of or eliminate our operations.

We have an ambitious business plan for strong growth of our business, which will likely require us to raise additional financing to supplement our cash flows from operations to fully execute. We intend to use proceeds from our recent public offering to implement our business strategy. We expect that we will require additional financing to execute our business strategy. To the extent we raise additional capital through the sale of equity securities, the issuance of those securities could result in dilution to our shareholders. In addition, if we obtain debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for our business activities. If adequate funds are not available, we may be required to reduce our marketing and sales efforts or reduce or curtail our operations.

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

Risks Related to Our Company and Our Business

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

We have no experience manufacturing hydrogen fuel on a commercial basis.

To date, we have no experience manufacturing hydrogen fuel on a commercial basis and our experience has been limited to developing systems for residential hydrogen energy purposes. We cannot be sure that we will be able to develop efficient, low-cost, high-volume automated processes that will enable us to meet our development goals. Once operational, we cannot be sure that we will be able to achieve any planned increases in production capacity or that unforeseen problems relating to our manufacturing processes will not occur. Even if we are successful in developing high-volume automated processes and achieving planned increases in production capacity, we cannot be sure that we will do so in time to meet our product commercialization schedule or to satisfy customer demand. If our business does not grow as quickly as anticipated, our planned manufacturing facilities would, in part, represent excess capacity for which we may not recover the cost, in which case our revenues may be inadequate to support our committed costs and planned growth, and our gross margins and business strategy would be adversely affected. Any of these factors could have a material adverse effect on our business, results of operations and financial performance.

We may be unable to successfully identify, execute or effectively integrate acquisitions, or effectively disentangle divested businesses.

Our ability to generate revenue, earnings, and cash flow at anticipated rates depends in large part on our ability to identify, successfully acquire and integrate businesses and assets at appropriate prices, and realize expected growth, synergies, and operating efficiencies. We may not be able to complete transactions on favorable terms, on a timely basis or at all. In addition, our results of operations and cash flows may be adversely impacted by the failure of acquired businesses or assets to meet expected returns, the failure to integrate acquired businesses, and the discovery of unanticipated liabilities or other problems in acquired businesses or assets for which we lack adequate contractual protections or insurance. In addition, we may incur asset impairment charges related to acquisitions that do not meet expectations.

We continually assess the strategic fit of our existing businesses and may divest businesses that are deemed not to fit with our strategic plan or are not achieving the desired return on investment. For example, earlier this year, we decided to sell both our subsidiaries because they were not producing enough profit and were not a strategic fit with our goal of developing the market for hydrogen energy systems. These transactions pose risks and challenges that could negatively impact our business and financial statements. For example, when we decide to sell or otherwise dispose of a business or assets, we may be unable to do so on satisfactory terms within our anticipated time frame or at all. In addition, divestitures or other dispositions may dilute our earnings per share, have other adverse financial and accounting impacts, distract management, and give rise to disputes with buyers. In addition, we have agreed, and may in the future agree, to indemnify buyers against known and unknown contingent liabilities. Our financial results could be impacted adversely by claims under these indemnities.

Delays in or not completing our product development goals may adversely affect our revenue and profitability.

If we experience delays in meeting our development goals, our products exhibit technical defects, or if we are unable to meet cost or performance goals, including power output, useful life and reliability, the profitable commercialization of our products will be delayed. In this event, potential purchasers of our products may choose alternative technologies and any delays could allow potential competitors to gain market advantages. We cannot assure that we will successfully meet our commercialization schedule in the future, or at all.

We currently do not have any commercially viable products or services at this time, and we do not know when or whether we will successfully complete research and development of a commercially viable product, which is critical to our future. If we are unable to develop commercially viable products, we will not be able to generate sufficient revenue to become profitable. The commercialization of our products requires achievement and verification of their overall reliability, efficiency and safety targets, and we cannot assure you that we will be able to develop, acquire or license the technology necessary to achieve these targets. We must undertake research and development in order to manufacture commercially viable products in commercial quantities.

We may not be able to sell our products on a commercially viable basis on the timetable we anticipate, or at all.

We cannot guarantee that we will be able to develop commercially viable hydrogen fuel production on a plant-size scale on the timetable we anticipate, or at all. We will need to acquire production facilities, develop and install the systems to produce and store hydrogen gas, and develop delivery systems on a commercial volume. It also depends upon our ability to reduce the costs of our products and services, since they are currently more expensive than products based on existing technologies, such as internal combustion engines and batteries. We may not be able to sufficiently reduce the cost of these products without reducing their performance, reliability and durability, which would adversely affect the willingness of consumers to buy our products. We cannot guarantee that we will be able to internally develop the facilities and systems to sell hydrogen fuel on a commercially viable basis.

A mass market for our products may never develop or may take longer to develop than we anticipate.

Hydrogen fuel production represents an emerging market, and we do not know whether there will be a sufficient number of end-users that will want to use it in commercial volumes. In such emerging markets, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty and risk. The development of a mass market for hydrogen fuel production may be affected by many factors, some of which are beyond our control, including the emergence of newer, more competitive technologies and products, the cost of fuels used by our customers, regulatory requirements, consumer perceptions of the safety of our products and related fuels, and end-user reluctance to buy a new product.

If a mass market fails to develop, or develops more slowly than we anticipate, we may never achieve profitability. In addition, we cannot guarantee that we will continue to develop, manufacture or market our products if sales levels do not support the continuation of the product.

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

Risks Related to Governmental Regulation

The reduction or elimination of government subsidies and economic incentives for alternative energy technologies, or the failure to renew such subsidies and incentives could reduce demand for our products, lead to a reduction in our revenues and adversely impact our operating results and liquidity.

We believe that the near-term growth of alternative energy technologies, including hydrogen energy, is affected by the availability and size of government and economic incentives. Many of these government incentives expire, phase out over time, may exhaust the allocated funding, or require renewal by the applicable authority. In addition, these incentive programs could be reduced or discontinued for other reasons. The reduction, elimination, or expiration of an investment tax credit or other government subsidies and economic incentives, or the failure to renew such tax credit, governmental subsidies, or economic incentives, may result in the diminished economic competitiveness of our planned products to our customers and could materially and adversely affect the growth of alternative energy technologies, including our planned products, as well as our future operating results and liquidity.

Our business may become subject to increased government regulation.

Our planned products are expected to be subject to certain federal, local, and non-U.S. laws and regulations, including, for example, state and local ordinances relating to building codes, public safety, electrical and gas pipeline connections, hydrogen transportation and siting and related matters. See “Business— Government Regulations; Regulatory Matters” for additional information. In certain jurisdictions, these regulatory requirements may be more stringent than those in the United States. Further, as products are introduced into the market commercially, governments may impose new regulations. We do not know the extent to which any such regulations may impact our ability to manufacture, distribute, install and service our products. Any regulation of our products, whether at the federal, state, local or foreign level, including any regulations relating to the production, operation, installation, and servicing of our products may increase our costs and the price of our products, and noncompliance with applicable laws and regulations could subject us to investigations, sanctions, enforcement actions, fines, damages, civil and criminal penalties or injunctions. If any governmental sanctions are imposed, our business, operating results, and financial condition could be materially adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees. Enforcement actions and sanctions could harm our business, operating results and financial condition.

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

Risks Related to Employees, Managing Our Growth and Other Legal Matters

We are highly dependent on the services of our key personnel.

We are highly dependent on the services of our key personnel, Andrew Hidalgo, who serves as our Chief Executive Officer and Matthew Hidalgo, who serves as our Chief Financial Officer, both of whom are our only full-time employees. We no longer have agreements with them regarding their employment, and each of them may terminate their employment with us at any time, though we are not aware of any present intention of any of these individuals to leave us.

We expect to expand our development and operational capabilities and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

As of December 31, 2020, we had only two full-time employees. As we identify and develop site, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the area of sales and marketing. To manage our anticipated future growth, we must:

●	identify, recruit integrate, maintain and motivate additional qualified personnel;

●	identify and lease additional facilities;

●	manage our development efforts effectively, including the identification, acquisition and development of hydrogen production on a plant-size scale; and

●	improve our operational, financial and management controls, reporting systems and procedures.

Our future financial performance and our ability to identify, acquire and develop hydrogen production on a plant-size scale will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert financial and other resources, and a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time, to managing these growth activities. If we are not able to effectively expand our organization, we may not achieve our development goals.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2020, we had aggregate U.S. federal net operating loss, or NOL, carryforwards of approximately $1,327,000. Our U.S. federal NOLs generated in taxable years ending prior to 2018 could expire unused. Under the Tax Cuts and Jobs Act, as modified by the CARES Act, U.S. federal NOLs incurred in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such U.S. federal NOLs in tax years beginning after December 31, 2017 is generally limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act or the CARES Act.

In addition, under Sections 382 and 383 of the Code and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. It is possible that we have experienced one or more ownership changes in the past. In addition, we may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership some of which may be outside of our control. As a result, if we earn net taxable income, our ability to use our pre-ownership change NOL carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

Risks Related to Ownership of Our Common Stock

Our officers, directors and principal shareholders will own a controlling interest in our voting stock and investors will not have any voice in our management.

As of March 11, 2021, our officers, directors and principal shareholders, in the aggregate, beneficially own or control the votes of approximately 32.7% of our outstanding common stock. As a result, these stockholders, acting together, will have the ability to substantially influence all matters submitted to our stockholders for approval, including:

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

We may raise capital through the sale of our securities in either private placements or a public offering, which offerings would dilute the ownership of existing shareholders.

If our operations require additional capital in the future, we may sell additional share of our common stock and/or securities convertible into or exchangeable or exercisable for shares of our common stock. Such offerings may be in private placements or a public offering. If we conduct such additional offerings, existing stockholders would experience dilution of their ownership of the Company.

You may experience dilution of your ownership interests because of the future issuance of additional shares of our common or preferred stock or other securities that are convertible into or exercisable for our common or preferred stock.

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We are authorized to issue an aggregate of 100,000,000 shares of common stock and 5,000,000 shares of “blank check” preferred stock. We may issue additional shares of our common stock or other securities that are convertible into or exercisable for our common stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of our common stock may create downward pressure on the trading price of the common stock. We will likely need to raise additional capital in the near future to meet our working capital needs, and there can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with these capital raising efforts, including at a price (or exercise or conversion prices) that could be below the price an investor paid for stock.

There has been a limited trading market for our common stock and limited market activity to date.

Currently, our common stock is available for quotation on the OTCQB Market under the symbol “VIHD”. However, our stock only became eligible for quotation in November 2017 and prior to February 2017, there was no trading activity in our common stock and there has been limited trading activity to date.

You may have difficulty trading and obtaining quotations for our common stock.

Our common stock is not actively traded, and the bid and asked prices for our common stock on the OTCQB Market may fluctuate widely. It is anticipated that there will remain a limited trading market for the common stock on the OTCQB. The lack of an active market may impair your ability to obtain accurate quotations of the price of our common stock, or sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair market value of your shares. An inactive market may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies by using common stock as consideration.

Our common stock is not currently traded at high volume, and you may be unable to sell at or near ask prices or at all if you need to sell or liquidate a substantial number of shares at one time.

Our common stock is currently traded, but with very low if any, volume, based on quotations on the OTCQB Market, meaning that the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small or non-existent. During the year ended December 31, 2020, there was an average of approximately 296 shares traded per trading day, with no trading on 108 of 253 trading days. This situation is attributable to a number of factors, including the fact that we are a small company which is still relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that trading levels will be sustained.

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

We have implemented a reverse stock split, which will likely reduce our trading volume and may result in a decrease in our market capitalization.

Effective October 6, 2020, we implemented a one-for-twenty reverse stock split. This reverse stock split was implemented to increase the per share market price of our common stock to make it more attractive to potential investors.

We cannot guarantee that the price increase of our common stock price resulting from the reverse split will:

●	be proportionate to the reverse split ratio;

●	last in the marketplace for any length of time;

●	maintain the total market capitalization of our common stock outstanding before the reverse split; or

●	be sufficient to facilitate raising capital.

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

General Risk Factors

Our business may be negatively affected by the ongoing COVID-19 pandemic and any future outbreaks of disease.

Our business, financial position, results of operations or cash flows may be affected by the ongoing global COVID-19 pandemic and the resulting volatility and uncertainty it has caused, and is likely to continue to cause, in the U.S. and international markets, including as a result of prolonged economic downturn or recession. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic and recommended containment and mitigation measures worldwide. As a result, national, state and local authorities have recommended social distancing and imposed or are considering quarantine, shelter-in-place, curfew and similar isolation measures, including government orders and other restrictions on the conduct of business operations, which has resulted in significant unemployment levels, decreased productivity and decreases in certain non-COVID-19 activities. Such measures have had, and are likely to continue to have, adverse impacts on the U.S. economy of uncertain severity and duration and may negatively impact our ability to conduct operations.

As a result of the ongoing COVID-19 pandemic, we have transitioned our workforce to a remote working model, which may result in us experiencing lower work efficiency and productivity, which in turn may adversely affect our business. As our employees and our business partners’ employees work from home and access our systems remotely, we may be subject to heightened security and privacy risks, including the risks of cyberattacks and privacy incidents. Furthermore, the pandemic has caused and is expected to continue to cause significant disruption of global financial markets, which may reduce or impair our ability to access capital (or access capital on terms that would be consistent with our expectations).

Our market opportunity estimates and growth plans are subject to increased uncertainty and are based on assumptions and estimates regarding, among other things, the length and ultimate impacts of the COVID-19 pandemic, that may not prove to be accurate.

Any of the foregoing risks, or other unforeseen risks, may also adversely affect the businesses of our clients, suppliers or third-party business partners and vendors, which may in turn have a material adverse effect on our ability to conduct our business. For example, we may be unable to secure adequate personnel, obtain services, goods, technology, and governmental approvals, in each case on the timelines expected or at all. Due to the uncertain and rapidly evolving nature of current conditions in the United States and around the world, we cannot reasonably estimate the length or severity of the COVID-19 pandemic or the related response, including the length of time it may take for normal economic and operating conditions to resume or the extent to which the disruption may materially and adversely impact our business, financial position, results of operations or cash flows.

If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on the success of our business.

We expect that our operations will be subject to numerous environmental, health and safety laws and regulations. Our operations are expected to involve the use of hazardous and flammable materials. Our operations may also produce hazardous waste products. We plan to contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. We could be held liable for any resulting damages in the event of contamination or injury resulting from the use of hazardous materials by us, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties.

Although we expect to maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not expect to maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological, hazardous or radioactive materials.

In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our development. Failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.

Requirements associated with being a public company will increase our costs significantly, as well as divert significant company resources and management attention.

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or the other rules and regulations of the SEC, or any securities exchange relating to public companies. The Sarbanes-Oxley Act of 2002, as amended, or Sarbanes-Oxley, as well as rules subsequently adopted by the SEC to implement provisions of Sarbanes-Oxley, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC has adopted additional rules and regulations in these areas, such as mandatory “say on pay” voting requirements that will apply to us when we cease to be an emerging growth company. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate. Compliance with the various reporting and other requirements applicable to public companies requires considerable time and attention of management. We cannot assure you that we will satisfy our obligations as a public company on a timely basis.

We expect the rules and regulations applicable to public companies to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations. The increased costs will decrease our net income or increase our net loss and may require us to reduce costs in other areas of our business or increase the prices of our products or services. In addition, as a public company, it may be more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified personnel to serve on our board of directors, our board committees or as executive officers.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, our common stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our common stock could decrease, which might cause our common stock price and trading volume to decline.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

We are subject to the periodic reporting requirements of the Exchange Act. We designed our disclosure controls and procedures to reasonably assure that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. For example, our directors or executive officers could inadvertently fail to disclose a new relationship or arrangement causing us to fail to make any related party transaction disclosures. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected. In addition, we do not have a risk management program or processes or procedures for identifying and addressing risks to our business in other areas.

Management has identified a material weakness in the design and effectiveness of our internal controls, which, if not remediated could affect the accuracy and timeliness of our financial reporting and result in misstatements in our financial statements.

In connection with the preparation of our annual report on Form 10-K for the fiscal year ended December 31, 2020, an evaluation was carried out by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of December 31, 2020. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During evaluation of disclosure controls and procedures as of December 31, 2020 conducted as part of our annual audit and preparation of our annual financial statements, management conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective. Management determined that at December 31, 2020, we had a material weakness that relates to the relatively small number of staff who have bookkeeping and accounting functions. In addition, we lacked sufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of U.S. GAAP and SEC disclosure requirements. This limited number of staff prevents us from segregating duties within our internal control system.

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

We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, as amended, or JOBS Act, and we intend to take advantage of some of the exemptions from reporting requirements that are applicable to other public companies that are not emerging growth companies, including:

●	being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;

●	not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting;

●	not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;

●	reduced disclosure obligations regarding executive compensation; and

●	not being required to hold a non-binding advisory vote on executive compensation or obtain stockholder approval of any golden parachute payments not previously approved.

In addition, as an “emerging growth company” the JOBS Act allows us to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We have elected to use this extended transition period under the JOBS Act.

We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of our initial public offering (i.e. December 31, 2022), (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

ITEM 2 – PROPERTIES

We maintain our principal office at 95 Christopher Columbus Drive, 16th Floor Jersey City, NJ 07302. Our telephone number at that office is (551) 298-3600. Our office is in a shared office space provider, for which we entered into a lease in October 2020 at a cost of $99 per month and currently the lease is month-to-month.

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

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is available for quotation on the OTCQB under the symbol “VIHD”. Previously, our common stock was available for quotation on the OTCQB under the symbol “HCCC”. The OTCQB is a quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter (“OTC”) equity securities. An OTCQB equity security generally is any equity that is not listed or traded on a national securities exchange. Our stock is thinly traded, and a robust, active trading market may never develop. The market for the Company’s common stock has been limited, volatile, and sporadic.

Price Range of Common Stock

The following table shows, for the periods indicated, the high and low closing prices per share of our common stock as reported by the OTCQB quotation service.

	Closing Price
	High	Low

Year Ended December 31, 2019
First Quarter	$23.00	$11.22
Second Quarter	$20.00	$13.60
Third Quarter	$30.00	$8.00
Fourth Quarter	$15.00	$6.00

Year Ended December 31, 2020
First Quarter	$16.80	$3.22
Second Quarter	$9.20	$3.44
Third Quarter	$6.60	$2.35
Fourth Quarter	$31.00	$3.00

On March 11, 2021, the closing sale price of our common stock, as reported by the OTC Markets, was $13.00 per share. On March 11, 2021, there were 83 holders of record of our common stock. Because certain of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Equity Compensation Information

There was no equity compensation or outstanding equity compensation plans for the year ended December 31, 2020.

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

Business Overview

The 2020 year was challenging for us. Originally, we set out to provide hydrogen energy systems for residential users. The original business plan, established in April 2016, focused on developing the market for residential off grid hydrogen energy systems while simultaneously acquiring companies that possessed technicians who could be trained in the design and deployment of these hydrogen energy systems.

In February 2020, we decided to adopt another approach in market development, which was to pursue the one market that was establishing momentum, hydrogen production on a plant-size scale. In order to achieve our new strategic business model, we decided to sell both our subsidiaries because they were not producing enough profit and were not a strategic fit with our goal of developing the market for hydrogen energy systems. Further, the hydrogen energy market for residential users was not developing at all based on cost inefficiencies, and debt levels were beginning to impact us adversely.

Beginning in March 2020, the following steps were undertaken to implement the business transition plan:

●	March 2020 - Commenced discussions with investor regarding financing options for our company and strategic acquisitions.

●	April 21, 2020 - Concluded the disposition of the PVBJ subsidiary

●	May 2020 - Commenced discussions and diligence for an investment in a hydrogen production project in the Netherlands, known as Volt H2

●	May 18, 2020 - Concluded the disposition of The Pride Group subsidiary

●	July 2020 - Concluded 2nd and 3rd tranches of debt financing with proceeds earmarked for an investment in Volt H2.

●	August 12, 2020 - Concluded acquisition of an equity interest in Volt H2

●	September 30, 2020 – Moved the Company’s headquarters from Dallas, Texas to Jersey City, New Jersey

●	October 6, 2020 – Changed the company name to Vision Hydrogen Corporation and effected a twenty-for-one reverse stock split of our outstanding common stock

●	January 2021 – Closed on the sale of 12,500,000 shares of common stock in a registered offering, resulting in gross proceeds of $2.5 million.

With the initial investment into the hydrogen production market via Volt H2, the first step in transitioning our hydrogen business focus has been completed. We now will continue to operate the business in a manner that is aligned with our primary hydrogen business strategy.

Discontinued Operations

On April 21, 2020, our Board of Directors authorized our resale of PVBJ back to PVBJ pursuant to the terms as follows: (a) Benis Holdings LLC applied the $221,800 earn-out liability as consideration towards the purchase of PVBJ; (b) Paul Benis applied the remaining salary due to him, as prorated from the Closing Date to the expiration date of the Employment Agreement (January 31, 2021), to the purchase of PVBJ by Benis Holdings LLC as additional consideration thereof, and we have no further salary obligation to Paul Benis, who resigned as our executive officer; and (c) as additional consideration for the purchase of PVBJ by Benis Holdings LLC, PVBJ continues to be responsible for the line of credit (refer to note 15).

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

December 31, 2020
PVBJ
Proceeds on sale (earn-out payable exchange)	$214,074
Less: net asset value	(1,383,440)
Loss on disposal of assets	$(1,169,366)

Pride
Proceeds on sale (debt forgiveness)	$500,321
Less net asset value	(120,380)
Gain on disposal of assets	$379,941

Results of Operations

For the years ended December 31, 2020 and 2019

Revenue and Cost of Revenue

We had no revenue or cost of revenue for the years ended December 31, 2020 and 2019.

General and Administrative Expenses

During the year ended December 31, 2020, our total operating expenses were $311,228. This was comprised of $100,300 of accounting fees related to audit, consulting and tax costs, $97,500 in management disbursements, $62,500 for gross payroll, $41,706 of legal fees, $33,213 of dues and subscription fees, which pertained to transfer agent, press release, EDGAR fees and OTC Market annual listing fees, $18,820 of directors and officers insurance liability, $10,000 in director fees, $9,193 in miscellaneous expenses, $7,993 of stock-based compensation, $5,721 of amortization and $4,782 of payroll taxes, offset by a credit of $80,500 for write-offs due to settlements.

During the year ended December 31, 2019, our total operating expenses were $528,283. This was comprised of $150,000 for gross payroll, $98,451 of accounting fees related to audit, consulting and tax costs, $80,500 in management disbursements, $58,000 of legal fees, $25,669 of dues and subscription fees, which pertained to transfer agent, press release, EDGAR fees and OTC Market annual listing fees, $23,089 of stock-based compensation, $21,084 of amortization, $16,138 of directors and officers insurance liability, $10,916 of travel and meals, $10,457 of payroll taxes, $9,313 of investor relations, $8,000 of investment banking fees, $7,846 in automobile expense and $8,820 of miscellaneous expenses.

We incurred other expenses totaling $155,503 for the year ended December 31, 2020, including $129,180 for cancellation of equity line of credit, $59,298 of interest expense – related party, $43,353 of interest expense and $4,875 of change in fair value earn-out, offset by a gain of $81,203 for notes payable cancellation.

We incurred other expenses totaling $251,808 for the year ended December 31, 2019, including $233,345 of interest expense – related party, $42,897 of interest expense and $18,463 change in fair value earn-out.

As a result of the foregoing, we had net losses of $1,411,562 and $712,441 for the years ended December 31, 2020 and 2019, respectively.

For discontinued operations please refer to note 15.

Liquidity and Capital Resources

As of December 31, 2020, we had a working capital deficit of $600,416, comprised of $580,232 of loan payable – related party, $69,521 of accounts payable and accrued expenses, $20,000 in loan payable and $16,515 in accrued interest, which made up current liabilities at December 31, 2020, offset by $70,000 in other current asset, $8,750 of prepaid expenses and $7,102 of cash.

At December 31, 2020, non-current assets included $175,000 investment in Volt.

For the year ended December 31, 2020, we used $412,583 of cash in operating activities, which represented our net loss from continuing operations of $466,731, $94,180 in other assets, $50,462 in depreciation and amortization, $7,993 in stock-based compensation and $4,875 in change in fair value, offset by $98,691 in accounts payable and $4,671 in prepaid expenses.

For the year ended December 31, 2019, we used $575,635 of cash in operating activities, which represented our net loss from continuing operations of $780,091, $140,571 in accounts payable, $23,089 in stock-based compensation, $18,463 in change in fair value, $14,403 in amortization and $7,750 in prepaid expenses. and.

For the year ended December 31, 2020, we used $497,101 in cash in investing activities due to the cash disposed of in the disposition of the two subsidiaries, Pride and PVBJ, and $175,000 in the investment in Volt.

There was no cash used or provided by from investing activities for the year ended December 31, 2019.

For the year ended December 31, 2020, we generated $611,252 in financing activities, which represented $580,232 in proceeds from related party debt, $75,000 in proceeds from the issuance of convertible debt, $26,020 in proceeds from equity financing and $20,000 in proceeds from PPP notes payable, offset by $90,000 in convertible debt repayment.

For the year ended December 31, 2019, we generated $42,622 of cash from financing activities, which represented $92,500 proceeds from issuance of convertible debt and $40,122 in equity financing, offset by $90,000 in legal fees associated with financing.

In the future we expect to incur expenses related to compliance for being a public company. We expect that our general and administrative expenses will increase as we expand our business development, add infrastructure, and incur additional costs related to being a public company, including incremental audit fees, investor relations programs and increased professional services.

In October 2020, we filed a registration statement on Form S-1 with the Securities and Exchange Commission, whereby we registered 12.5 million shares of our common stock for sale as a company offering. The registration statement was declared effective in October 2020. In January 2021, we sold all of the shares for gross proceeds of $2.5 million.

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

Recent Accounting Pronouncements

Please refer to Note 14 in the accompanying financial statements.

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

VISION HYDROGEN CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Vision Hydrogen Corporation, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Vision Hydrogen Corporation as of December 31, 2020 and 2019, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two year period ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Somerset, New Jersey

March 12, 2021

VISION HYDROGEN CORPORATION

BALANCE SHEETS

	December 31, 2020	December 31, 2019

ASSETS
Current assets
Cash and cash equivalents	$7,102	$25,059
Prepaid expenses	8,750	4,079
Other current assets	70,000	-
Current assets held for sale	-	1,093,444
Total current assets	85,852	1,122,582

Security deposits and other non-current assets	-	600
Deferred offering cost	-	130,072
Investment in Volt	175,000	-
Non-current assets held for sale	-	2,215,177
Total non-current assets	175,000	2,345,849

Total assets	$260,852	$3,468,431

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$69,521	$157,484
Sales and withholding tax payable	-	2,552
Current convertible note payable	-	80,500
Loan payable	20,000	-
Loan payable – related party	580,232	-
Accrued interest – related party	16,515	-
Current liabilities held for sale	-	1,131,193
Total current liabilities	686,268	1,371,729

Noncurrent liabilities
Non-current liabilities held for sale	-	1,199,984
Total noncurrent liabilities	-	1,199,984

Total liabilities	686,268	2,571,713

Commitments and contingencies

Stockholders’ equity (deficit)
Preferred stock - $0.0001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock - $0.0001 par value; 100,000,000 shares authorized; 397,867 and 386,276 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	40	39
Additional paid-in capital	3,059,846	2,970,419
Accumulated deficit	(3,485,302)	(2,073,740)
Total stockholders’ equity (deficit)	(425,416)	896,718

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$260,852	$3,468,431

The accompanying notes are an integral part of these consolidated financial statements.

VISION HYDROGEN CORPORATION

STATEMENT OF OPERATIONS

	For the Years Ended December 31,
	2020	2019

Revenue
Sales	$-	$-
Total revenue	-	-

Cost of goods sold
Direct costs	-	-
Total cost of goods sold	-	-

Gross profit	-	-

Operating expenses
General and administrative expenses	213,728	447,783
Management fees – related party	97,500	80,500
Total operating expenses	311,228	528,283

Loss from operations	(311,228)	(528,283)

Other expenses
Interest expense	43,353	-
Interest expense – related party	59,298	233,345
Equity line write off	129,180	-
Gain on notes payable cancellation	(81,203)	-
Change in fair value earn-out	4,875	18,463
Total other expenses	155,503	251,808

Net loss from continuing operations	$(466,731)	$(780,091)

Net income (loss) from discontinued operations (including loss on disposal of $789,425)	(944,831)	67,650

Net loss	$(1,411,562)	$(712,441)

Loss per share (continuing operations)
Basic	$(1.18)	$(2.04)
Diluted	$(1.18)	$(2.04)
Net income (loss) per share (discontinued operations)
Basic	$(2.40)	$0.18
Diluted	$(2.40)	$0.18
Weighted average common shares outstanding
Basic	394,197	382,233
Diluted	394,197	382,233

The accompanying notes are an integral part of these consolidated financial statements.

VISION HYDROGEN CORPORATION

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEAR ENDED DECEMBER 31, 2019

	Common Stock		Preferred Stock		Additional		Total
	Number of Shares	Amount	Number of shares	Amount	Paid-In Capital	Accumulated (Deficit)	Stockholders’ Equity
Beginning January 1, 2019	379,302	$38	-	$-	$2,984,196	$(1,361,299)	$1,622,935

Commitment shares	1,500	-	-	-	45,000	-	45,000

Stock-based compensation expense	-	-	-	-	23,089	-	23,089

Beneficial conversion feature – related party	-	-	-	-	97,500	-	97,500

Debt extinguishment – related party	-	-	-	-	(216,460)	-	(216,460)

Equity financing	5,474	1	-	-	37,094	-	37,095

Net loss	-	-	-	-	-	(712,441)	(712,441)

Ending, December 31, 2019	386,276	$39	-	$-	$2,970,419	$(2,073,740)	$896,718

The accompanying notes are an integral part of these consolidated financial statements.

VISION HYDROGEN CORPORATION

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEAR ENDED DECEMBER, 31 2020

	Common Stock		Preferred Stock		Additional		Total Stockholders’
	Number of Shares	Amount	Number of shares	Amount	Paid-In Capital	Accumulated (Deficit)	Equity (Deficit)
Beginning January 1, 2020	386,276	$39	-	$-	$2,970,419	$(2,073,740)	$896,718

Stock-based compensation	-	-	-	-	7,993	-	7,993

Equity financing	6,302	-	-	-	26,020	-	26,020

Conversion of first fire convertible notes	5,000	1	-	-	15,460	-	15,461

Debt extinguishment – related party	-	-	-	-	39,954	-	39,954

Share issuance	289	-	-	-	-	-	-

Net loss	-	-	-	-	-	(1,411,562)	(1,411,562)

Ending December 31, 2020	397,867	$40	-	$-	$3,059,846	$(3,485,302)	$(425,416)

The accompanying notes are an integral part of these consolidated financial statements.

VISION HYDROGEN CORPORATION

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss from continuing operations	$(466,731)	$(780,091)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	50,462	14,403
Stock-based compensation	7,993	23,089
Change in fair value contingent consideration	4,875	18,643
Change in operating assets and liabilities:
Other long-term asset	94,180	-
Prepaid expenses and other costs	(4,671)	7,750
Accounts payable and accrued expenses	(98,691)	140,571

Net cash used in in operating activities – continuing operations	(412,583)	(575,635)
Net cash provided by operating activities – discontinued operations	86,425	(163,439)
Net cash used in operating activities	(326,158)	(412,196)

CASH FLOWS FROM INVESTING ACTIVITIES

Investment in Volt H2	(175,000)	-
Cash disposed of in disposition of subsidiaries	(322,101)	-

Net cash used in investing activities – continuing operations	(497,101)	-
Net cash used in investing activities – discontinued operations	(21,031)	(6,587)
Net cash used in investing activities	(518,132)	(6,587)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from PPP notes payable	20,000	-
Proceeds from related party debt	580,232	-
Proceeds from issuance of convertible debt	75,000	92,500
Legal fees associated with financing	-	(90,000)
Repayment of convertible debt	(90,000)	-
Proceeds from equity financing	26,020	40,122

Net cash provided by financing activities – continuing operations	611,252	42,622
Net cash provided by (used in) financing activities – discontinued operations	(22,243)	289,363
Net cash provided by financing activities	589,009	331,985

Net decrease in cash and cash equivalents	(255,581)	(86,798)

Effect of foreign currency translation on cash	(15,237)	5,284

Cash and cash equivalents - beginning of period	277,620	359,134
Cash and cash equivalents - end of period	$7,102	$277,620

Supplemental disclosure of non-cash investing and financing activities

Beneficial conversion feature	$-	$190,000
Conversion of First Fire convertible notes	$15,460	$-

The accompanying notes are an integral part of these consolidated financial statements.

VISION HYDROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

1.	ORGANIZATION AND LINE OF BUSINESS

Vision Hydrogen Corporation (the “Company”) was incorporated in the state of Nevada on August 17, 2015 as H/Cell Energy Corporation and is based in Jersey City, New Jersey. The Company changed its name to Vision Hydrogen Corporation in October 2020.

During the year ended December 31, 2020, the Company took significant steps to transition its hydrogen energy business to focus on hydrogen production on a scaled production plant model. During the period, the Company disposed of its interests in both PVBJ and Pride (See Note 15 “Discontinued Operations”) in order to facilitate this transition. As part of the disposition the Company provided certain post-closing support to both PVBJ and Pride through Q3 2020. On August 12, 2020, pursuant to a Seed Capital Subscription Agreement, the Company made an equity investment into VoltH2 Holdings AG (“VoltH2”), a Swiss corporation developing scalable green hydrogen production projects primarily in Europe. VoltH2 is currently planning to develop a 25MW green hydrogen production site near Vlissingen, Netherlands. The investment was for a total purchase price $175,000, representing a 17.5% equity interest in VoltH2.

Effective September 30, 2020 the Company moved its principal office from Dallas, Texas to Jersey City, New Jersey.

On September 29, 2020, the Company filed an amendment to and restatement of its Articles of Incorporation with the Secretary of State of the State of Nevada. Pursuant to the Amendment, the Company (i) changed its name from H/Cell Energy Corporation to Vision Hydrogen Corporation (ii) effectuated a one-for-twenty (1:20) reverse split of the issued and outstanding shares of common stock of the Company without changing the par value of the stock and (iii) increased its authorized shares of common stock from 25,000,000 to 100,000,000. The Amendment took effect on October 6, 2020.

On October 14, 2020, the Company filed an S-1 registration statement offering up to a maximum of 12,500,000 shares of its common stock for gross proceeds of $2,500,000, before deduction of commissions and offering expenses. The registration statement was declared effective on October 23, 2020. As of the date of this filing, the Company has sold all shares under the registration statement.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All inter-company transactions and balances have been eliminated upon consolidation.

On October 6, 2020, the Company effectuated a one-for-twenty (1:20) reverse split of the issued and outstanding shares of common stock of the Company without changing the par value of the stock and increased its authorized shares of common stock from 25,000,000 to 100,000,000 which is presented on the current period financial statements. All per share amounts have been adjusted for the impact of the reverse stock split.

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

VISION HYDROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

Accounts Receivable

Accounts receivable are recorded when invoices are issued and are presented in the balance sheet net of the allowance for doubtful accounts. The allowance for doubtful accounts is estimated based on the Company’s historical losses, the existing economic conditions in the construction industry, and the financial stability of its customers. Accounts are written off as uncollectible after collection efforts have failed. In addition, the Company does not generally charge interest on past-due accounts or require collateral. As of December 31, 2020 and 2019, there was no allowance for doubtful accounts required.

Goodwill and Finite-Lived Intangible Assets

Goodwill represents the excess of the aggregate of the following (1) consideration transferred, (2) the fair value of any non-controlling interest in the acquiree, and (3) if the business combination is achieved in stages, the acquisition-date fair value of our previously held equity interest in the acquiree over the net of the acquisition-date amounts of the identifiable assets acquired and the liabilities assumed. Identifiable intangible assets consist primarily of customer lists and relationships, non-compete agreements and technology-based intangibles and other contractual agreements. The Company amortizes finite lived identifiable intangible assets over five years, on a straight-line basis to their estimated residual values and periodically reviews them for impairment. Total goodwill and identifiable intangible assets comprised 0% of the Company’s consolidated total assets as of December 31, 2020 and 41% as of December 31, 2019 which is included on the balance sheet in non-current assets held for sale.

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

As of December 31, 2020, the Company had no goodwill and has included the write-off of goodwill in the calculation of the loss on disposal of PVBJ (See Note 15 “Discontinued Operations”).

Comprehensive Loss

Comprehensive loss consists of two components, net loss and other comprehensive loss. The Company’s other comprehensive loss is comprised of foreign currency translation adjustments. The balance of accumulated other comprehensive loss is zero as of December 31, 2020 due to the disposition of Pride on May 18, 2020. Comprehensive loss is included in discontinued operations on the income statement for the year ended December 31, 2019.

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

VISION HYDROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

For the year ended December 31, 2020, the Company recorded no other comprehensive loss. The balance of comprehensive loss and accumulated comprehensive loss has been reclassified to discontinued operations as of December 31, 2020 due to the disposition of Pride on May 18, 2020. For the year ended December 31, 2019, the Company recorded other comprehensive gain of $11,952, which has been reclassified to discontinued operations on the statement of operations.

Investments

The Company follows Accounting Standards Codification (“ASC”) 321-10-35-2 “Equity Securities without Readily Determinable Fair Values, to account for its ownership interest in noncontrolled entities. Under this guidance, equity securities that do not have readily determinable fair values (i.e., non-marketable equity securities and do not qualify for the practical expedient to determine the fair value at net asset value (“NAV”) are not required to be accounted for under the equity method are typically carried at cost (i.e., cost method investments) less accumulated impairment. Investments of this nature are initially recorded at cost. Income is recorded for dividends received that are distributed from net accumulated earnings of the noncontrolled entity subsequent to the date of investment. Dividends received in excess of earnings subsequent to the date of investment are considered a return of investment and are recorded as reductions in the cost of the investment. Investments are written down only when there is clear evidence that a decline in value that is other than temporary has occurred.

Revenue Recognition

The Company recognizes revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606 – Revenue from Contracts (“ASC 606”).

Under ASC 606 requirements, the Company recognizes revenue from the installation or construction of projects and service or short-term projects over time using the cost-based input method. The Company accounts for a contract when: (i) it has approval and commitment from both parties, (ii) the rights of the parties are identified, (iii) payment terms are identified, (iv) the contract has commercial substance, and (v) collectability of consideration is probable. The Company considers the start of a project to be when the above criteria have been met and the Company either has written authorization from the customer to proceed or an executed contract. A detailed breakdown of the five-step process is as follows:

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

VISION HYDROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in bank and money market funds as well as other highly liquid investments with an original maturity of three months or less. The Company had no cash equivalents as of December 31, 2020 or 2019.

Stock-Based Compensation

The Company recognizes expense for its stock-based compensation based on the fair value of the awards at the time they are granted. We estimate the value of stock option awards on the date of grant using the Black-Scholes model. The determination of the fair value of stock-based payment awards on the date of grant is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, expected term, risk-free interest rate and expected dividends. The impact of forfeitures are recorded in the period in which they occur. There are no outstanding awards as of December 31, 2020,

Fair Value of Financial Instruments

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

VISION HYDROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

There were no fair value measurements as of December 31, 2020.

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

	Years Ended
	December 31, 2020	December 31, 2019

Options to purchase common stock	0	21,250
Convertible debt	0	55,000
Totals	0	76,250

Please refer to Note 10 for a discussion of the decrease for the twelve months ended December 31, 2020 compared to December 31, 2019.

3.	RELATED PARTY TRANSACTIONS

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

There was $97,500 of management fees expensed for the year ended December 31, 2020 and $80,500 for the year ended December 31, 2019 to Turquino Equity LLC (“Turquino”), a former significant shareholder owned by our Chief Executive Officer and Chief Financial Officer. Services provided were continuing the management positions of the Company.

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

VISION HYDROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

As a result of these changes, management determined debt extinguishment which was applied and the new notes were recorded at their fair value resulting in a discount of approximately $40,000 and a gain on extinguishment of this amount recorded to additional paid in capital.

May 18, 2020 Purchase and Sale Agreement

On May 18, 2020, the Company’s Board of Directors authorized the Company, in accordance with Nevada Statute 78.565, to complete and execute the May 18, 2020 Purchase and Sale Agreement between the Company and Turquino providing for the Company’s sale of 100% of Pride’s outstanding stock Pride to Turquino in return for Turquino’s assumption of the Hidalgo Notes and the Doyle Notes and the debt obligations and accrued interest related thereto (the “Agreement”). In conjunction therewith, Hidalgo and Doyle assigned the Notes to Turquino, at which time Turquino became responsible for the debt obligations upon the Notes. The Company has no further note obligations to Hidalgo or Doyle, and it reduced its debt by approximately $600,000 or 65% of the corporate debt obligations. Pursuant to Nevada Statute Section 78.565, approval of the Agreement only required the approval of the board of directors and did not require shareholder approval. The Agreement provides that the Parties mutually release one another and discharge and release the other party (and their respective current and former officers, directors, employees, shareholders, note holders, attorneys, assigns, agents, representatives, predecessors and successors in interest), from any and all claims, demands, obligations, or causes of action. Hidalgo, our Chief Executive Officer, and a managing member of Turquino, is a related party in connection with the Exchange Agreement, the Notes, and the Agreement.

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

The Company accrued and expensed $16,515 in interest on these notes in 2020.

4.	SIGNIFICANT CONCENTRATIONS OF CREDIT RISK

Cash is maintained at an authorized deposit-taking institution (bank) incorporated in both the United States and Australia and is insured by the U.S. Federal Deposit Insurance Corporation and Australian Securities & Investments Commission up to $250,000 and approximately $186,000 in total, respectively. As of December 31, 2020 and December 31, 2019, the balance was fully covered under the $250,000 threshold in the United States. In Australia, the balance was $10,563 in excess of the insured limit at December 31, 2019 which is included in current assets held for sale on the balance sheet.

Credit risk for trade accounts is concentrated as well because substantially all of the balances are receivable from entities located within certain geographic regions. To reduce credit risk, the Company performs ongoing credit evaluations of its customers’ financial conditions but does not generally require collateral. There were no accounts receivable as of December 31, 2020. As of December 31, 2019, one of the Company’s accounts receivable was due from one customer at approximately 13%, which is included in current assets held for sale on the balance sheet.

5.	MAJOR CUSTOMERS

Due to the sale of Pride and PVBJ the Company had no major customers for the year ended December 31, 2020. During the year ended December 31, 2019, there was one customer with a concentration of 10% or higher of the Company’s revenue, at 14%, which is included in discontinued operations on the income statement.

6.	UNCOMPLETED CONTRACTS

Costs, estimated earnings, and billings on uncompleted contracts are summarized as follows as of December 31, 2020 and 2019, which are included in current assets and liabilities held for sale on the balance sheet.

	December 31, 2020	December 31, 2019
Costs incurred on uncompleted contracts	$-	$465,686
Estimated earnings	-	454,132
Costs and estimated earnings earned on uncompleted contracts	-	919,818
Billings to date	-	750,769
Costs and estimated earnings in excess of billings on uncompleted contracts	-	169,049
Costs and earnings in excess of billings on completed contracts	-	(190,102)
	$-	$(21,053)

Costs in excess of billings	$-	$26,045
Billings in excess of cost	-	(47,098)
	$-	$(21,053)

VISION HYDROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

7.	LEASES

Operating Leases

The Company maintains its principal office at 95 Christopher Columbus Drive, 16th Floor Jersey City, NJ 07302. The Company moved in October 2020 and it’s office is in a shared office space provider, at a cost of $99 per month and currently the lease is month-to-month.

As of December 31, 2020, the Company had no operating leases except as noted above. As of December 31, 2019, the Company had $87,897 in current operating lease liability and $137,071 in non-current operating lease liability, which have been re-classed to current and non-current assets held for sale on the balance sheet.

Finance Leases

As of December 31, 2020, the Company had no finance leases. As of December 31, 2019, the Company had $75,743 in current finance leases and $307,804 in non-current finance leases which have been re-classed to current and non-current assets held for sale on the balance sheet.

8.	CONTRACT BACKLOG

As of December 31, 2020, the Company had no contract backlog. As of December 31, 2019, the Company had a contract backlog approximating $551,850, with anticipated direct costs to completion approximating $454,132, which is included in current assets and liabilities held for sale on the balance sheet and discontinued operations on the balance sheet.

9.	GOODWILL AND OTHER INTANGIBLES

The Company has no goodwill or other intangibles as of December 31, 2020. As of December 31, 2019, the Company had $1,373,621 in goodwill and $63,161 in other intangibles which has been re-classed to non-current assets held for sale on the balance sheet.

10.	STOCK OPTIONS AWARDS AND GRANTS

A summary of the stock option activity and related information for the 2016 Incentive Stock Option Plan from December 31, 2019 to December 31, 2020 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2019	34,925	$6.20	2.40	$216,535
Grants	-	-	-	-
Exercised	-	-	-	-
Canceled	(34,925)	(6.20)	(2.40)	-
Outstanding at December 31, 2020	-	$0.00	-	-
Exercisable at December 31, 2020	-	$0.00	-	-

VISION HYDROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s weighted average grant date stock price of $6.20 per share, which would have been received by the option holders had those option holders exercised their options as of that date.

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

As of December 31, 2020, there was no unrecognized compensation expense as all option holders had their options forfeited through the sale of Pride and PVBJ. As of December 31, 2019, there was $32,642 of unrecognized compensation expense.

11.	SEGMENT INFORMATION

Prior to the disposition of Pride and PVBJ, the Company’s business was organized into two reportable segments: renewable systems integration revenue and non-renewable systems integration revenue. Due to the sale of both Pride and PVBJ (See Note 15 “Discontinued Operations”) the Company operates in only one reportable segment. Please refer to Note 15 and Management’s Discussion and Analysis for further detail.

12.	NOTES PAYABLE

QRIDA Loan

On May 6, 2020, the Company entered into a loan for $160,410 with the Queensland Rural and Industry Development Authority. (“QRIDA”) The interest rate was 2.5% with a term of ten years and the first year being interest free. Through the disposition of Pride, the Company no longer has this loan as a liability on its balance sheet as of December 31, 2020.

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

On May 18, 2020, FirstFire converted $15,450 of the balance due for 5,000 shares at $0.16 per share. The unpaid principal was $75,000 before the conversion and $59,550 after.

2020 Convertible Note Financing

On January 15, 2020, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with FirstFire, pursuant to which the Company issued a $85,250 principal amount convertible note (the “2020 Note”) for gross proceeds of $77,500, with an original discount issuance of $7,750. The transaction closed on January 16, 2020. The Company incurred $2,500 of legal fees for this transaction.

VISION HYDROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

On June 18, 2020, the Company and FirstFire entered into a settlement agreement whereby both the 2019 Note and 2020 Note were cancelled and all remaining amounts due under the above notes were settled for $90,000. The Company has no further obligations with respect to any of the notes under terms of the First Fire Note settlement.

The Company incurred $2,289 of interest expense in 2019 and $7,438 in 2020 which both amounts were accrued on the balance sheet. There was an early termination penalty of $19,953. The unamortized discount of the notes was $171,203 on the cancellation date of May 20, 2020.

The Notes were cancelled, and all remaining contractual obligations there under were extinguished under terms of a Settlement and Release Agreement which resulted in a gain on the statement of operations of $81,203 for the year ended December 31, 2020.

Paycheck Protection Program Loan

On May 5, 2020, the Company entered into a term note with Comerica Bank, with a principal amount of $20,000 pursuant to the Paycheck Protection Program (“PPP Term Note”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The PPP Loan is evidenced by a promissory note. The PPP Term Note bears interest at a fixed annual rate of 1.00%, with the first six months of interest deferred. Beginning in November 2022, the Company will make 18 equal monthly payments of principal and interest with the final payment due in April 2022. The PPP Term Note may be accelerated upon the occurrence of an event of default.

The PPP Term Note is unsecured and guaranteed by the United States Small Business Administration. The Company may apply to Comerica Bank for forgiveness of the PPP Term Note, with the amount which may be forgiven equal to the sum of payroll costs, covered rent and mortgage obligations, and covered utility payments incurred by the Company during the eight-week period beginning upon receipt of PPP Term Note funds, calculated in accordance with the terms of the CARES Act. The full loan amount of $20,000 is estimated to be forgiven.

Director Related Party Note

On June 19, 2020, the Company entered into a promissory note with Judd Brammah, a director of the Company, for the principal amount up to $230,332 bearing interest at 6% per annum. The entire principal and interest upon the promissory note are due on June 19, 2021. As of December 31, 2020, $230,332 is due on this promissory note. The promissory note incurred interest expense of $7,328 for the year ended December 31, 2020, which remains outstanding at December 31, 2020.

Effective July 17, 2020, Judd Brammah lent the Company $50,000 at 6% per annum payable on the due date, June 19, 2021. The Company incurred interest expense of $628 for year ended December 31, 2020. Effective July 22, 2020, Judd Brammah lent the Company $299,900 at 6% per annum payable on the due date of June 19, 2021. The Company incurred interest expense of $7,059 for the year ended December 31, 2020, which remains outstanding at December 31, 2020.

13.	EQUITY PURCHASE AGREEMENT

On March 12, 2019, the Company entered into an equity purchase agreement (the “Equity Purchase Agreement”) and a registration rights agreement with an accredited investor (the “Investor”), pursuant to which the Investor has agreed to purchase from the Company up to $450,000 in shares (the “Shares”) of the Company’s common stock, subject to certain limitations and conditions set forth in the Equity Purchase Agreement. Additionally, on March 12, 2019, the Company agreed to donate 1,750 shares of common stock to the manager of the Investor. The Company recorded value of these shares at the market price on the grant date and is included in general and administrative expenses.

On June 24, 2019, the Company provided written notice to the Investor that the Company elected to terminate the Equity Agreement, effective immediately. No Shares were sold pursuant to the Equity Purchase Agreement. On August 30, 2019, the 1,750 donation shares were returned to the Company and canceled.

On July 9, 2019, the Company entered into an equity financing agreement with GHS Investments LLC (the “GHS Financing Agreement”); in connection therewith, the Company filed a Form S-1 Registration Statement (the “S-1”) registering up to 1,750 Common Stock Shares, which S-1 was declared effective on July 31, 2019. On May 19, 2020, the Company filed a Post-Effective Amendment No. 1 on Form S-1 amending the S-1 to deregister all securities registered pursuant to said S-1, which as of the date of such Amendment, 22,513 Common Stock Shares were unissued (the “Post Effective S-1”). The Post Effective S-1 was declared effective on May 21, 2020, at which time the Offering described in the S-1 was terminated, as well as the contractual obligations under the GHS Financing Agreement. The Company incurred $135,000 of costs associated with the financing, which were subsequently amortized with the issue of shares and the remainder written off in the second quarter of 2020.

VISION HYDROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

In October 2020, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission, whereby the Company registered 12.5 million shares of its common stock for sale as a company offering. The registration statement was declared effective in October 2020. The Company incurred $70,000 of costs associated with the financing, which are deferred until the proceeds are received at which point they are netted against the proceeds.

14.	RECENT ACCOUNTING PRONOUNCEMENTS

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

15.	DISCONTINUED OPERATIONS

Sale of PVBJ

On April 21, 2020, the Company’s Board of Directors authorized its resale of PVBJ pursuant to the following terms: (a) the outstanding $221,800 earn-out liability that was used as consideration towards the purchase of PVBJ; (b) Paul Benis agreed to apply the remaining salary due to him, as prorated from the Closing Date to the expiration date of the Employment Agreement (January 31, 2021), to the purchase of PVBJ by Benis Holdings LLC as additional consideration thereof and (c) as additional consideration for the purchase of PVBJ by Benis Holdings LLC, PVBJ shall continue to be responsible for the line of credit (see below).

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

VISION HYDROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

The gain/loss on discontinued operations consists of the following:

December 31, 2020
PVBJ
Proceeds on sale (earn-out payable exchange)	$214,074
Less: net asset value	(1,383,440)
Loss on sale of assets	$(1,169,366)

Pride
Proceeds on sale (assumption of debt)	$500,321
Less net asset value	(120,380)
Gain on sale of assets	$379,941

The results of discontinued operations are as follows:

	Year ended December 31, 2020	Year ended December 31, 2019
PVBJ
Revenue
Sales	$722,786	$2,873,796
Total revenue	722,786	2,873,796

Cost of goods sold
Direct costs	560,328	2,152,120
Total cost of goods sold	$560,328	$2,152,120

Selling, general and administrative	230,807	665,507

Net income (loss) for period	$(68,349)	$56,169

	Year ended December 31, 2020	Year ended December 31, 2019
Pride
Revenue
Sales	$1,474,460	$3,943,528
Total revenue	1,474,460	3,943,528

Cost of goods sold
Direct costs	1,121,121	2,702,758
Total cost of goods sold	$1,121,121	$2,702,758

Selling, general and administrative	440,396	1,229,289

Net income (loss) for period	$(87,057)	$11,481

VISION HYDROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

Gain (loss) from discontinued operations:

Results from discontinued operations	$(155,406)	$67,650
Loss on disposal of assets	(789,425)	-
Loss from discontinued operations	$(944,831)	$67,650

The discontinued operations of the balance sheet as of December 31, 2019 are as follows:

	Pride	PVBJ

ASSETS
Current assets
Cash and cash equivalents	$196,705	$55,856
Accounts receivable	449,530	354,129
Prepaid expenses	2,108	9,071
Costs and earnings in excess of billings	26,045	-
Total current assets	674,388	419,056

Property and equipment, net	90,847	387,391
Security deposits and other non-current assets	31,633	-
Deferred tax asset	46,000	-
Customer lists, net	-	63,161
Right of use asset	222,524	-
Goodwill	-	1,373,621

Total assets	$1,065,392	$2,243,229

LIABILITIES

Current liabilities
Accounts payable and accrued expenses	$450,545	$94,104
Billings in excess of costs and earnings	47,098	-
Sales and withholding tax payable	37,199	-
Current operating lease liability	87,897	-
Current equipment notes payable	17,782	9,653
Current line of credit	-	269,746
Current finance lease payable	-	75,743
Income tax payable	41,426	-
Total current liabilities	681,947	449,246

Noncurrent liabilities
Earn-out payable	-	209,199
Lease operating liability	137,071	-
Finance leases	-	307,804
Equipment notes payable	33,227	38,913
Convertible notes payable – related party, net of discounts	473,770	-
Total noncurrent liabilities	644,068	555,916

Total liabilities	1,326,015	1,005,162

VISION HYDROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

December 31, 2019
Pride current assets	$674,388
PVBJ current assets	419,056
Current assets of discontinued operations	$1,093,444

Pride non-current assets	$391,004
PVBJ non-current assets	1,824,173
Non-current assets of discontinued operations	$2,215,177

December 31, 2019
Pride current liabilities	$681,947
PVBJ current liabilities	449,246
Current liabilities of discontinued operations	$1,131,193

Pride non-current liabilities	$644,068
PVBJ non-current liabilities	555,916
Non-current liabilities of discontinued operations	$1,199,984

16.	GOING CONCERN

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

On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (COVID-19), a global pandemic and recommended containment and mitigation measures worldwide. As of the date of this filing, the Company has sold its office in the U.S and Australia. The Company will continue to monitor the situation closely and it is possible that it will implement further measures. In light of the uncertainty as to the severity and duration of the pandemic, the impact on the Company’s revenues, profitability and financial position is uncertain at this time.

As reflected in the yearly financial statements, the Company has a net loss of $1,411,562 and net operating cash in continuing operations used of $412,528 for the year ended December 31, 2020. In addition, the Company is a start up in the renewable energy space and has generated no revenues to date.

Due to the sale of PVBJ and Pride, the Company has extinguished liabilities on its balance sheet such as the line of credit that was due in August 2020, earn out payable, and other notes and finance leases payables relating to vehicles. The Company also generated proceeds of $580,232 from a related party note in 2020 along with $2,500,000 from the public sale of common stock in the first quarter of 2021. The related party note has been further converted into equity therefore not having to be repaid. Management has evaluated the significance of these conditions and under these circumstances expects that its current cash resources, operating cash flows and ability to secure financing would be sufficient to sustain operations for a period greater than one year from the annual report issuance date. Therefore, the conditions identified above have been alleviated.

VISION HYDROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

17.	INVESTMENTS

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

18.	INCOME TAXES

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

The federal income tax returns of the Company are subject to examination by the IRS, generally for the three years after they are filed. The Company’s 2019, 2018 and 2017 income tax returns are still open for examination by the taxing authorities.

The components of income tax expense (benefit) from continuing operations are as follows:

Year Ended December 31,
Current	2020	2019
U.S. Federal	$-	$-
U.S. State and local	-	-
Australia	-	-
Total current tax expense	-	-

Year Ended December 31,
Deferred	2020	2019
U.S. Federal	$-	$-
U.S. State and local	-	-
Australia	-	-
Total deferred	-	-

Total deferred income tax expense	-	-

VISION HYDROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

At December 31, 2020 and 2019, the Company had deferred tax assets from continuing operations of $1,050,000 and $530,000, respectively, against which a valuation allowance of $1,050,000 and $530,000, respectively, had been recorded. The change in the valuation allowance for the year ended December 31, 2020 was an increase of $520,000. The increase in the valuation allowance for the year ended December 31, 2020 was mainly attributable to an increase in the capital loss carryforward, which resulted in an increase in the Company’s deferred tax asset. The Company periodically assesses the likelihood that it will be able to recover the deferred tax asset. The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income.

Significant components of deferred tax assets from continuing operations at December 31, 2020 and 2019 were as follows:

	December 31,
Deferred tax assets:	2020	2019
Net operating loss carryforward	373,000	371,000
Capital loss carryforward	677,000	-0	-
Share-based compensation	-0-	159,000
Gross deferred tax asset	1,050,000	530,000
Less: valuation allowance	(1,050,000)	(530,000)
Net deferred tax assets	--	--

A reconciliation of the federal statutory tax rate and the effective tax rates from continuing operations for the years ended December 31, 2020 and 2019 were as follows:

	For the Year Ended
	December 31,
	2020	2019
U.S. federal statutory tax rate	21.0%	21.0%
State income taxes, net of federal benefit	(13.5)	(7.1)
Non-deductible expenses	(2.2)	-0	-
Deferred tax asset write-down	(38.2)	-0	-
Change in valuation allowance	32.9	(28.1)
Effective tax rate	0.0%	0.0%

The Company had approximately $1,327,000 and $1,236,000 of gross net operating loss (“NOL”) carryforwards (U.S. federal and state) as of December 31, 2020 and 2019, respectively, of which approximately $241,000 expires in 2035 through and 2037 for U.S. federal purposes, and the remaining NOL does not expire for U.S. federal purposes. The total NOL expires between 2035 and 2040 for U.S. state purposes. The Company also had approximately $2,407,000 of capital loss carryforwards that expires in 2025 for U.S. federal and state purposes. Sections 382 and 383 of the Internal Revenue Code, and similar state regulations, contain provisions that may limit the NOL carryforwards available to be used to offset income in any given year upon the occurrence of certain events, including changes in the ownership interests of significant stockholders. In the event of a cumulative change in ownership in excess of 50% over a three-year period, the utilization of the NOL carryforwards may be limited.

VISION HYDROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

19.	LOSS PER SHARE

The following table sets forth the information needed to compute basic and diluted loss per share:

Continuing Operations:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Net loss from continuing operations	$(461,731)	$(780,091)
Weighted average common shares outstanding	394,197	382,233
Basic net loss per share	$(1.18)	$(2.04)
Diluted net loss per share	$(1.18)	$(2.04)

Discontinued Operations:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Net loss	$(944,381)	$67,650
Weighted average common shares outstanding	394,197	382,233
Basic net loss per share	$(2.40)	$0.18
Diluted net loss per share	$(2.40)	$0.18

20.	SUBSEQUENT EVENTS

On January 21, 2021, the PPP Term Note was forgiven.

On January 29, 2021, Judd Brammah, a Director of the Company, converted his note and interest payable totaling $596,747, together with an additional cash payment of $3,253 for a total of $600,000 into 3,000,000 shares of the Company pursuant to the Company public offering of common stock on the Form S-1 registration statement.

As of January 31, 2021, the Company sold 12,500,000 shares of its common stock for gross proceeds of $2,5000,000 pursuant to the Company public offering of common stock on the Form S-1 registration statement. The proceeds will be used for general working capital.

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

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our principal executive officer and principal financial officer conclude that, at December 31, 2020, our internal control over financial reporting was not effective for the reason discussed above.

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

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names of our executive officers and directors and their age, title, and biography as of March 11, 2021 are set forth below:

Name	Age	Position Held with our Company	Date First Elected or Appointed
Andrew Hidalgo	64	Chief Executive Officer, President, Chairman of the Board and Director	August 17, 2015

Matthew Hidalgo	38	Chief Financial Officer, Treasurer and Secretary	August 17, 2015

Judd Brammah	52	Director	June 26, 2020

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

Judd Brammah – Director

Mr. Brammah was appointed as a director on June 26, 2020. Since 2011, he has been the Chief Executive Officer of Synergy Medical Technologies, a United Kingdom based company that focuses on orthopedic medical devices and technologies used by healthcare professionals. Mr. Brammah received a Bachelor of Science degree in engineering from London South Bank University. After graduation, he worked for Xerox Corporation and then entered into the medical devices field with Howmedica, Stryker Corporation, and Wright Medical Technologies. Mr. Brammah has extensive experience in research and consulting for multi-national medical device companies, which led to his founding of Synergy Medical Technologies.

Family Relationships

Matthew Hidalgo is the son of Andrew Hidalgo.

Board Independence and Committees

We are not required to have any independent members of the Board of Directors. The board of directors has determined that each of Andrew Hidalgo and Judd Brammah has a relationship with the company which, in the opinion of the board of directors, would not allow him to be considered as an “independent director” as defined in the Marketplace Rules of The NASDAQ Stock Market.

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

ITEM 11 – EXECUTIVE COMPENSATION

Executive Officer Compensation

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer and one other highest paid individual whose total annual salary and bonus exceeded $100,000 for fiscal years 2020 and 2019.

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Other ($)		Total ($)
Andrew Hidalgo	2020	-	-	-	-	97,500	(1)	97,500
Chief Executive Officer	2019	-	-	-	-	80,500	(1)	80,500

Matthew Hidalgo
Chief Financial Officer	2019	150,000	-	-	-	-		150,000

(1)	Represents management fees paid to Turquino Equity LLC, of which Mr. Hidalgo is a managing partner.

Option/SAR Grants in Fiscal Year Ended December 31, 2020

None.

Outstanding Equity Awards at Fiscal Year-End Table

None.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

None.

Director Compensation

We pay Judd Brammah a fee of $5,000 per quarter to serve on our board of directors.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 11, 2021:

●	by each person who is known by us to beneficially own more than 5% of our common stock;

●	by each of our officers and directors; and

●	by all of our officers and directors as a group.

Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is c/o Vision Hydrogen Corporation, 95 Christopher Columbus Drive, 16th Floor, Jersey City, NJ 07302.

NAME OF OWNER	TITLE OF CLASS	NUMBER OF SHARES OWNED (1)		PERCENTAGE OF COMMON STOCK (2)
Andrew Hidalgo	Common Stock	0		0%
Matthew Hidalgo	Common Stock	0		0%
Judd Brammah	Common Stock	3,213,928		24.92%
Officers and Directors as a Group (3 persons)	Common Stock	3,213,928		24.92%

First Finance Limited (3)	Common Stock	1,000,000	(3)	7.75%

(1) Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 11, 2021 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2) Percentage based upon 12,897,867 shares of common stock issued and outstanding as of March 11, 2021.

(3) The mailing address for this shareholder is 1615-200 Burrard Street, Vancouver, BC V6C 3L6 Canada. Information is based on a Schedule 13G filed with the Securities and Exchange Commission on February 9, 2021.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than as disclosed below, during the last two fiscal years, there have been no transactions, or proposed transactions, in which our company was or is to be a participant where the amount involved exceeds the lesser of $120,000 or one percent of the average of our company’s total assets at year-end and in which any director, executive officer or beneficial holder of more than 5% of the outstanding Common Stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest. We have no policy regarding entering into transactions with affiliated parties.

On January 31, 2017, we entered into a share exchange agreement (the “Exchange Agreement”) by and among us, Pride, Turquino and Stephen Paul Mullane and Marie Louise Mullane as Trustees of the Mullane Family Trust (the “Mullane Trust” and together with Turquino, the “Pride Shareholders”). Andrew Hidalgo and Matthew Hidalgo, our Chief Executive Officer and Chief Financial Officer, respectively, are each a managing partner of Turquino. During 2017, Turquino had an arrangement with Pride for a monthly management fee of AUD $20,000. Effective January 2018, Turquino amended its arrangement with Pride to pay the management fee directly to us, from which we pay Turquino $6,500 USD per month (from which Mr. Andrew Hidalgo continues to receive compensation), and Mr. Matthew Hidalgo started to receive salary directly from us. The obligation to pay Turquino was terminated in connection with the sale of Pride to Turquino in May 2020.

On February 8, 2019, the Company entered into a securities purchase agreement with the Holders, pursuant to which the Company sold an aggregate principal amount of $150,000 in 10% Convertible Debentures (“2019 Debentures”). The 2019 Debentures, together with any accrued and unpaid interest, is due and payable on February 8, 2021 (the “2021 Maturity Date”). Interest on the 2019 Debentures accrues at the rate of 10% per annum, payable monthly in cash, beginning on March 1, 2019 and through the 2021 Maturity Date. The 2019 Debentures are convertible into Common Stock at a conversion price of $0.50 per share at the discretion of the Holder, with special provisions applying to any holder whose conversion would result in the Holder beneficially owning more than 4.99% of the Common Stock. The obligation to pay the 2019 Debentures was assumed by Turquino Equity in connection with the sale of Pride in May 2020.

On April 21, 2020, the Company sold its wholly-owned subsidiary PVBJ Inc. (“PVBJ”) back to Benis Holdings LLC (“Benis Holdings”), from which the Company previously bought PVBJ, pursuant to the following terms (a) the outstanding $221,800 earn-out liability was used as consideration towards the purchase of PVBJ; (b) Paul Benis agreed to apply the remaining salary due to him by the Company, as prorated from the closing date to the expiration date of the employment agreement (January 31, 2021), to the purchase of PVBJ by Benis Holdings as additional consideration thereof and (c) as additional consideration for the purchase of PVBJ by Benis Holdings LLC, PVBJ shall continue to be responsible for the line of credit with Thermo Communications Funding, LLC. Paul Benis, the control person of Benis Holdings, was our Executive Vice President at that time, and he resigned in connection with the sale of PVBJ to Benis Holdings.

On May 18, 2020, the Company’s Board authorized the Company, in accordance with Section 78.565 of the Nevada Revised Statutes, to complete and execute a Purchase and Sale Agreement between the Company and Turquino (the “Purchase and Sale Agreement”) pursuant to which the Company sold 100% of Pride’s outstanding stock to Turquino in exchange for Turquino’s assumption of the 2018 Debentures and 2019 Debentures (collectively, the “Debentures”). In conjunction therewith, the Holders of the Debentures assigned the Debentures to Turquino, at which time Turquino became responsible for the debt obligations thereunder. The Company has no further note obligations to the Holders, and it reduced its debt by approximately $600,000 or 65% of the corporate debt obligations.

On June 19, 2020, the Company entered into a promissory note (the “Promissory Note”) with Judd Brammah, a director of the Company, for a principal amount up to $230,332 bearing interest with interest at 6% per annum. The entire principal and interest upon the Promissory Note are due on June 19, 2021. The proceeds from the note was used to pay accrued expenses of the Company.

On July 17, 2020 the Company entered into a promissory note (the “Promissory Note”) with Judd Brammah, a director of the Company, for a principal amount up to $50,000 bearing interest with interest at 6% per annum. The entire principal and interest upon the Promissory Note are due on June 19, 2021. The proceeds from the note was used to pay accrued expenses of the Company.

On July 22, 2020 the Company entered into a promissory note (the “Promissory Note”) with Judd Brammah, a director of the Company, for a principal amount up to $299,900 bearing interest with interest at 6% per annum. The entire principal and interest upon the Promissory Note are due on June 19, 2021. The proceeds from the note was used to pay accrued expenses of the Company.

The Company agreed to pay Judd Brammah a fee of $5,000 per quarter to serve on the board of directors.

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

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees. The aggregate fees billed by our independent auditors, for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2020 and 2019, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q during the fiscal years were $63,000 and $52,400, respectively.

Audit Related Fees. We incurred $13,300 for audit related fees and other services during the fiscal year ended December 31, 2020 and $46,051 during year ended December 31, 2019.

Tax and Other Fees. We did not incur any fees from our independent auditors for tax or other services during the fiscal years ended December 31, 2020 and 2019.

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

Exhibit No.	Description

3.01	Articles of Incorporation of the Company, filed with the Nevada Secretary of State on August 17, 2015, filed as an exhibit to the Registration Statement on Form S-1, filed with the Securities and Exchange Commission (the “Commission”) on June 29, 2016 and incorporated herein by reference.

3.02	Certificate of Correction to the Articles of Incorporation of the Company, filed with the Nevada Secretary of State on August 18, 2015, filed with the Nevada Secretary of State on August 18, 2015, filed as an exhibit to the Registration Statement on Form S-1, filed with the Commission on June 29, 2016 and incorporated herein by reference.

3.03	Bylaws of the Company, filed as an exhibit to the Registration Statement on Form S-1, filed with the Commission on June 29, 2016 and incorporated herein by reference.

3.04	Form of Articles of Amendment to Articles of Incorporation, filed with the Nevada Secretary of State on September 29, 2020, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on October 5, 2020 and incorporated herein by reference.

10.01	Form of Indemnification Agreement, filed as an exhibit to the Registration Statement on Form S-1, filed with the Commission on June 29, 2016 and incorporated herein by reference.

10.02*	2016 Incentive Stock Option Plan, filed as an exhibit to the Registration Statement on Form S-1, filed with the Commission on June 29, 2016 and incorporated herein by reference.

10.03	Form of Securities Purchase Agreement, dated February 8, 2019, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on February 11, 2019 and incorporated herein by reference.

10.04	Form of 10% Convertible Debenture, dated February 8, 2019, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on February 11, 2019 and incorporated herein by reference.

10.05	Form of amendment, dated February 8, 2019, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on February 11, 2019 and incorporated herein by reference.

10.06	Equity Purchase Agreement, by and between the Company and Triton Funds, LLC, dated March 12, 2019, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on March 15, 2019 and incorporated herein by reference.

10.07	Registration Rights Agreement, by and between the Company and Triton Funds, LLC, dated March 12, 2019, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on March 15, 2019 and incorporated herein by reference.

10.08	Equity Financing Agreement, by and between the Company and GHS Investments LLC, dated July 9, 2019, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on July 15, 2019 and incorporated herein by reference.

10.09	Registration Rights Agreement, by and between the Company and GHS Investments LLC, dated July 9, 2019, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on July 15, 2019 and incorporated herein by reference.

10.10	Securities Purchase Agreement, by and between the Company and FirstFire Global Opportunities Fund LLC, dated October 17, 2019, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on October 23, 2019 and incorporated herein by reference.

10.11	Convertible Promissory Note, issued by the Company to FirstFire Global Opportunities Fund LLC, dated October 17, 2019, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on October 23, 2019 and incorporated herein by reference.

10.12	Form of Amendment, dated January 3, 2020 but effective as of January 2, 2020, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on January 8, 2020 and incorporated herein by reference.

10.13	Securities Purchase Agreement, by and between the Company and FirstFire Global Opportunities Fund LLC, dated January 15, 2020, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on January 17, 2020 and incorporated herein by reference.

10.14	Convertible Promissory Note, issued by the Company to FirstFire Global Opportunities Fund LLC, dated January 15, 2020, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on January 17, 2020 and incorporated herein by reference.

10.15	Amendment to Loan Agreement, dated March 10, 2020, filed as an exhibit to the Annual Report on Form 10-K, filed with the Commission on March 26, 2020 and incorporated herein by reference.

10.16	Form of promissory note, dated March 10, 2020, filed as an exhibit to the Annual Report on Form 10-K, filed with the Commission on March 25, 2020 and incorporated herein by reference.

10.17	Resale agreement, dated April 21, 2020, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on April 21, 2020 and incorporated herein by reference.

10.18	Purchase and sale agreement, dated May 18, 2020, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on May 18, 2020 and incorporated herein by reference.

10.19	Seed capital subscription agreement, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on August 14, 2020 and incorporated herein by reference.

10.20	Form of Subscription Agreement, filed as an exhibit to the Registration Statement on Form S-1, filed with the Commission on October 14, 2020 and incorporated herein by reference.

14.01	Code of Business Conduct and Ethics for Employees, Executive Officers and Directors, filed as an exhibit to the Annual Report on Form 10-K, filed with the Commission on March 24, 2017 and incorporated herein by reference.

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Vision Hydrogen Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

ITEM 16 – FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISION HYDROGEN CORPORATION

Date: March 12, 2021	By:	/s/ ANDREW HIDALGO
Andrew Hidalgo
Chief Executive Officer (Principal Executive Officer)

Date: March 12, 2021	By:	/s/ MATTHEW HIDALGO
Matthew Hidalgo
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ ANDREW HIDALGO	Director	March 12, 2021
Andrew Hidalgo

/s/JUDD BRAMMAH	Director	March 12, 2021
Judd Brammah

