Form 10-Q
period 2021-03-31
VISION HYDROGEN Corp
filed 2021-04-23
CIK 1676580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

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

As of April 22, 2021, there were 12,897,576 shares of registrant’s common stock outstanding.

VISION HYDROGEN CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VISION HYDROGEN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,738,631	$7,102
Prepaid expenses	-	8,750
Other current assets	5,500	70,000
Total current assets	1,744,131	85,852

Investment in Volt	175,000	175,000
Total non-current assets	175,000	175,000

Total assets	$1,919,131	$260,852

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$68,838	$69,521
Loan payable	-	20,000
Loan payable – related party	-	580,232
Accrued interest – related party	-	16,515
Total current liabilities	68,838	686,268

Noncurrent liabilities
Total noncurrent liabilities	-	-

Total liabilities	68,838	686,268

Commitments and contingencies

Stockholders’ equity (deficit)
Common stock - $0.0001 par value; 100,000,000 shares authorized; 12,897,867 and 397,867 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	1,290	40
Preferred stock - $0.0001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	-	-
Additional paid-in capital	5,437,596	3,059,846
Accumulated deficit	(3,588,593)	(3,485,302)
Total stockholders’ equity (deficit)	1,850,293	(425,416)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$1,919,131	$260,852

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VISION HYDROGEN CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2021	2020

Revenue
Sales	$-	$-
Total revenue	-	-

Cost of goods sold
Direct costs	-	-
Total cost of goods sold	-	-

Gross profit	-	-

Operating expenses
General and administrative expenses	89,541	108,387
Management fees – related party	33,750	20,000
Total operating expenses	123,291	128,387

Loss from operations	(123,291)	(128,387)

Other (income) expense
Loan forgiveness	(20,000)	-
Interest expense	-	8,362
Interest expense – related party	-	31,135
Change in fair value earn-out	-	4,875
Total other expenses	(20,000)	44,372

Net loss from continuing operations	$(103,291)	$(172,759)

Net loss from discontinued operations	-	(99,028)

Net loss	$(103,291)	$(271,787)

Loss per share (continuing operations)
Basic	$(0.01)	$(0.45)
Diluted	$(0.01)	$(0.45)
Net loss per share (discontinued operations)
Basic	$-	$(0.26)
Diluted	$-	$(0.26)
Weighted average common shares outstanding
Basic	8,453,243	387,150
Diluted	8,453,243	387,150

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VISION HYDROGEN CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2020 (UNAUDITED)

	Common Stock		Preferred Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Number of Shares	Amount	Number of shares	Amount
Beginning, January 1, 2020	386,276	$39	-	-	$2,970,419	$(2,073,740)	$896,718

Stock-based compensation expense	-	-	-	-	7,260	-	7,260

Equity financing	3,150	-	-	-	19,827	-	19,827

Debt extinguishment	-	-	-	-	39,954		39,954

Net loss	-	-	-	-	-	(271,787)	(271,787)

Ending, March 31, 2020	389,426	$39	-	$-	$3,037,460	$(2,345,527)	$691,972

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VISION HYDROGEN CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021 (UNAUDITED)

	Common Stock		Preferred Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Number of Shares	Amount	Number of shares	Amount
Beginning, January 1, 2021	397,867	$40	-	-	$3,059,846	$(3,485,302)	$(425,416)

Equity financing	9,500,000	9,250	-	-	1,781,303	-	1,782,253

Conversion of related party debt to equity	3,000,000	300	-	-	596,447	-	596,747

Net loss	-	-	-	-	-	(103,291)	(103,291)

Ending, March 31, 2021	12,897,867	$1,290	-	$-	$5,437,596	$(3,588,593)	$1,850,293

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VISION HYDROGEN CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss from continuing operations	$(103,291)	$(172,759)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	17,699
Stock-based compensation	-	7,993
Other current assets	70,000	-
PPP loan forgiveness	(20,000)	-
Change in fair value contingent consideration	-	4,875
Change in operating assets and liabilities:
Prepaid expenses and other costs	3,250	(3,100)
Accounts payable and accrued expenses	(683)	45,272

Net cash used in in operating activities – continuing operations	(50,724)	(100,020)
Net cash provided by operating activities – discontinued operations	-	77,672
Net cash used in operating activities	(50,724)	(22,348)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used in investing activities – continuing operations	-	-
Net cash used in investing activities – discontinued operations	-	(10,783)
Net cash used in investing activities	-	(10,783)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of convertible debt	-	19,833
Proceeds from equity financing, net of issuance costs	1,782,253	75,000

Net cash provided by financing activities – continuing operations	1,782,253	94,833
Net cash used in financing activities – discontinued operations	-	(123,626)
Net cash provided by (used in) financing activities	1,782,253	(28,793)

Net increase (decrease) in cash and cash equivalents	1,731,529	(61,924)

Effect of foreign currency translation on cash	-	(41,277)

Cash and cash equivalents - beginning of period	7,102	277,620
Cash and cash equivalents - end of period	$1,738,631	$174,419

Supplemental disclosure of non-cash investing and financing activities

Conversion of debt and accrued interest	$596,747	$-
Issuance of common stock	$1,250	$-
Reclassification of deferred offering cost to additional paid in capital	$-	$892

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VISION HYDROGEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021 AND 2020

1.	ORGANIZATION AND LINE OF BUSINESS

Vision Hydrogen Corporation (the “Company”) was incorporated in the state of Nevada on August 17, 2015 as H/Cell Energy Corporation and is based in Jersey City, New Jersey. The Company changed its name to Vision Hydrogen Corporation in October 2020.

During the year ended December 31, 2020, the Company took significant steps to transition its hydrogen energy business to focus on hydrogen production on a scaled production plant model. During the period, the Company disposed of its interests in both PVBJ Inc. (“PVBJ”) and The Pride Group (QLD) Pty Ltd, an Australian company (“Pride”) (See Note 12 “Discontinued Operations”) in order to facilitate this transition. As part of the disposition the Company provided certain post-closing support to both PVBJ and Pride through Q3 2020. On August 12, 2020, pursuant to a Seed Capital Subscription Agreement, the Company made an equity investment into VoltH2 Holdings AG (“VoltH2”), a Swiss corporation developing scalable green hydrogen production projects primarily in Europe. VoltH2 is currently planning to develop a 25MW green hydrogen production site near Vlissingen, Netherlands. The investment was for a total purchase price $175,000, representing a 17.5% equity interest in VoltH2.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and following the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These interim financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the Company’s financial information. These interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or any other interim period or for any other future year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2020, included in the Company’s 2020 Annual Report on Form 10-K filed with the SEC. The balance sheet as of December 30, 2020 has been derived from audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.

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

VISION HYDROGEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021 AND 2020

Accounts Receivable

Accounts receivable are recorded when invoices are issued and are presented in the balance sheet net of the allowance for doubtful accounts. The allowance for doubtful accounts is estimated based on the Company’s historical losses, the existing economic conditions in the construction industry, and the financial stability of its customers. Accounts are written off as uncollectible after collection efforts have failed. In addition, the Company does not generally charge interest on past-due accounts or require collateral. As of March 31, 2021 and December 31, 2020, there was no allowance for doubtful accounts required.

Goodwill and Finite-Lived Intangible Assets

Goodwill represents the excess of the aggregate of the following (1) consideration transferred, (2) the fair value of any non-controlling interest in the acquiree, and (3) if the business combination is achieved in stages, the acquisition-date fair value of our previously held equity interest in the acquiree over the net of the acquisition-date amounts of the identifiable assets acquired and the liabilities assumed. Identifiable intangible assets consist primarily of customer lists and relationships, non-compete agreements and technology-based intangibles and other contractual agreements. The Company amortizes finite lived identifiable intangible assets over five years, on a straight-line basis to their estimated residual values and periodically reviews them for impairment. Total goodwill and identifiable intangible assets comprised 0% of the Company’s consolidated total assets as of March 31, 2021 and December 31, 2020.

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

As of March 31, 2021, the Company had no goodwill and has included the write-off of goodwill in the calculation of the loss on disposal of PVBJ for the three months ended March 31, 2020. (See Note 12 “Discontinued Operations”).

Comprehensive Loss

Comprehensive loss consists of two components, net loss and other comprehensive loss. The Company’s other comprehensive loss is comprised of foreign currency translation adjustments. The balance of accumulated other comprehensive loss is zero as of March 31, 2021 and December 31, 2020 due to the disposition of Pride on May 18, 2020. Comprehensive loss is included in discontinued operations on the statement of operations for the three months ended March 31, 2020.

The functional and reporting currency of the Company is the United States Dollar (“U.S. Dollar”).

For the three months ended March 31, 2021, the Company recorded no other comprehensive loss. The balance of comprehensive loss and accumulated comprehensive loss has been reclassified to discontinued operations as of December 31, 2020 due to the disposition of Pride on May 18, 2020. For the three months ended March 31, 2020, the Company recorded other comprehensive loss of $13,100, which has been reclassified to discontinued operations on the statement of operations.

VISION HYDROGEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021 AND 2020

Investments

The Company follows Accounting Standards Codification (“ASC”) 321-10-35-2 “Equity Securities without Readily Determinable Fair Values”, to account for its ownership interest in non-controlled entities. Under this guidance, equity securities that do not have readily determinable fair values (i.e., non-marketable equity securities and do not qualify for the practical expedient to determine the fair value at net asset value (“NAV”)) are not required to be accounted for under the equity method and carried at cost (i.e., cost method investments) less accumulated impairment. Investments of this nature are initially recorded at cost. Income is recorded for dividends received that are distributed from net accumulated earnings of the non-controlled entity subsequent to the date of investment. Dividends received in excess of earnings subsequent to the date of investment are considered a return of investment and are recorded as reductions in the cost of the investment. Investments are written down only when there is clear evidence that a decline in value that is other than temporary has occurred.

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

VISION HYDROGEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021 AND 2020

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in bank and money market funds as well as other highly liquid investments with an original maturity of three months or less. The Company had no cash equivalents as of March 31, 2021 or December 31, 2020.

Stock-Based Compensation

The Company recognizes expense for its stock-based compensation based on the fair value of the awards at the time they are granted. We estimate the value of stock option awards on the date of grant using the Black-Scholes model. The determination of the fair value of stock-based payment awards on the date of grant is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, expected term, risk-free interest rate and expected dividends. The impact of forfeitures are recorded in the period in which they occur. There were re no outstanding awards as of March 31, 2021.

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

VISION HYDROGEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021 AND 2020

There were no fair value measurements as of March 31, 2021 or December 31, 2020.

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

	Three Months Ended
	March 31, 2021	March 31, 2020

Options to purchase common stock	0	34,925
Convertible debt	0	74,525
Totals	0	109,450

Please refer to Note 7 for a discussion of the decrease for the three months ended March 31, 2021 compared to March 31, 2020.

3.	RELATED PARTY TRANSACTIONS

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

There was $33,750 of management fees expensed for the three months ended March 31, 2021 and $20,000 for the three months ended March 31, 2020 to Turquino Equity LLC (“Turquino”), a former significant shareholder owned by our Chief Executive Officer and Chief Financial Officer. Services provided were continuing the management positions of the Company.

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

VISION HYDROGEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021 AND 2020

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

Effective July 17, 2020, Judd Brammah lent the Company $50,000 at 6% per annum payable on the due date, June 19, 2021.

Effective July 22, 2020, Judd Brammah lent the Company $299,900 at 6% per annum payable on the due date of June 19, 2021. The Company accrued and expensed $16,515 in interest on these notes in 2020 and no interest in 2021.

On January 29, 2021, Judd Brammah converted his note and interest payable totaling $596,747, together with an additional cash payment of $3,253 for a total of $600,000 into 3,000,000 shares of the Company pursuant to the Company public offering of common stock on the Form S-1 registration statement.

4.	SIGNIFICANT CONCENTRATIONS OF CREDIT RISK

Cash is maintained at an authorized deposit-taking institution (bank) incorporated in the United States and is insured by the U.S. Federal Deposit Insurance Corporation up to $250,000. As of March 31, 2021 the balance was $1,488,631 over this threshold and as of December 31, 2020 the balance was fully covered.

Credit risk for trade accounts is concentrated as well because substantially all of the balances are receivable from entities located within certain geographic regions. To reduce credit risk, the Company performs ongoing credit evaluations of its customers’ financial conditions but does not generally require collateral. There were no accounts receivable as of March 31, 2021 or December 31, 2020.

5.	MAJOR CUSTOMERS

Due to the sale of Pride and PVBJ, the Company had no major customers for the three months ended March 31, 2021. During the three months ended March 31, 2020, there was two customers with a concentration of 10% or higher of the Company’s revenue at 13% and 12%, which is included in discontinued operations on the income statement.

VISION HYDROGEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021 AND 2020

6.	LEASES

Operating Leases

The Company maintains its principal office at 95 Christopher Columbus Drive, 16th Floor Jersey City, NJ 07302. The Company moved in October 2020 and its office is in a shared office space provider, at a cost of $114 per month and currently the lease is month-to-month.

As of March 31, 2021 and December 31, 2020, the Company had no operating leases except as noted above.

Finance Leases

As of March 31, 2021 and December 31, 2020, the Company had no finance leases.

7.	STOCK OPTIONS AWARDS AND GRANTS

There was no stock option activity from the 2016 Incentive Stock Option Plan from January 1, 2021 to March 31, 2021.

As of March 31, 2021, there was no unrecognized compensation expense as all option holders had their options forfeited through the sale of Pride and PVBJ.

8.	SEGMENT INFORMATION

Prior to the disposition of Pride and PVBJ, the Company’s business was organized into two reportable segments: renewable systems integration revenue and non-renewable systems integration revenue. Due to the sale of both Pride and PVBJ, the Company operates in only one reportable segment. Please refer to Note 12 and Management’s Discussion and Analysis for further detail.

9.	NOTES PAYABLE

QRIDA Loan

On May 6, 2020, the Company entered into a loan for $160,410 with the Queensland Rural and Industry Development Authority. (“QRIDA”) The interest rate was 2.5% with a term of ten years and the first year being interest free. Through the disposition of Pride, the Company no longer has this loan as a liability on its balance sheet as of March 31, 2021.

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

VISION HYDROGEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021 AND 2020

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

The PPP Term Note is unsecured and guaranteed by the United States Small Business Administration. On January 21, 2021, the PPP Term Note was fully forgiven and as a result, the Company recorded a gain on the forgiveness in accordance with ASC-470.

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

On January 29, 2021, Judd Brammah converted his note and interest payable totaling $596,747, together with an additional cash payment of $3,253 for a total of $600,000 into 3,000,000 shares of the Company pursuant to the Company public offering of common stock on the Form S-1 registration statement.

10.	CAPITAL RAISE

On July 9, 2019, the Company entered into an equity financing agreement with GHS Investments LLC (the “GHS Financing Agreement”); in connection therewith, the Company filed a Form S-1 Registration Statement (the “S-1”) registering up to 1,750 Common Stock Shares, which S-1 was declared effective on July 31, 2019. On May 21, 2020, the offering was terminated.

In October 2020, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission, whereby the Company registered 12,500,000 shares of its common stock for sale as a company offering. The registration statement was declared effective in October 2020. The Company sold a total of 12,500,000 shares of Common Stock in January 2021 for total consideration of $2,500,000. The consideration consisted of $596,747 of debt converted to equity (see Note 9) and gross cash proceeds of $1,903,253. The Company incurred $70,000 of legal fees and a $51,000 advisory fee in connection with the capital raise.

11.	RECENT ACCOUNTING PRONOUNCEMENTS

In January 2020, the FASB issued ASU 2020-01, Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivative and Hedging (Topic 815), which clarifies the interaction of rules for equity securities, the equity method of accounting, and forward contracts and purchase options on certain types of securities. The guidance clarifies how to account for the transition into and out of the equity method of accounting when considering observable transactions under the measurement alternative. The ASU is effective for annual reporting periods beginning after December 15, 2020, including interim reporting periods within those annual periods, with early adoption permitted. The Company has adopted this standard and there is no impact on the current financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This ASU amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity’s own equity, and also improves and amends the related EPS guidance for both Subtopics. The ASU will be effective for annual reporting periods after December 15, 2021 and interim periods within those annual periods and early adoption is permitted. The Company has adopted this standard and there is no impact on the current financial statements.

VISION HYDROGEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021 AND 2020

12.	DISCONTINUED OPERATIONS

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

The results of discontinued operations are as follows:

	Three months ended March 31, 2021	Three months ended March 31, 2020
PVBJ
Revenue
Sales	$-	$637,757
Total revenue	-	637,757

Cost of goods sold
Direct costs	-	510,615
Total cost of goods sold	$-	$510,615

Selling, general and administrative	-	170,053

Net income (loss) for period	$-	$(42,910)

	Three months ended March 31, 2021	Three months ended March 31, 2020
Pride
Revenue
Sales	$-	$1,030,190
Total revenue	-	1,030,190

Cost of goods sold
Direct costs	-	806,843
Total cost of goods sold	$-	$806,843

Selling, general and administrative	-	279,465

Net income (loss) for period	$-	$(56,118)

VISION HYDROGEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021 AND 2020

Gain (loss) from discontinued operations:

Results from discontinued operations	$-	$(99,028)
Loss on disposal of assets	-	-
Loss from discontinued operations	$-	$(99,028)

13.	INVESTMENTS

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

Discontinued Operations

On April 21, 2020, our Board of Directors authorized our resale of PVBJ back to PVBJ pursuant to the terms as follows: (a) Benis Holdings LLC applied the $221,800 earn-out liability as consideration towards the purchase of PVBJ; (b) Paul Benis applied the remaining salary due to him, as prorated from the Closing Date to the expiration date of the Employment Agreement (January 31, 2021), to the purchase of PVBJ by Benis Holdings LLC as additional consideration thereof, and we have no further salary obligation to Paul Benis, who resigned as our executive officer; and (c) as additional consideration for the purchase of PVBJ by Benis Holdings LLC, PVBJ continues to be responsible for the line of credit (refer to note 12).

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

Results of Operations

For the three months ended March 31, 2021 and 2020

Revenue and Cost of Revenue

We had no revenue or cost of revenue for the three months ended March 31, 2021 or 2020.

General and Administrative Expenses

During the three months ended March 31, 2021, our general and administrative expenses were $123,291, which included $33,750 of management fees-related party, $13,017 of legal fees, $9,633 of dues and subscription fees, which pertained to EDGAR fees and OTC Market annual listing fees, $5,000 in director fees, $3,088 in insurance fees, $57,500 in accounting fees and $1,303 in miscellaneous fees.

During the three months ended March 31, 2020, our general and administrative expenses were $128,387, which included $37,500 of gross payroll, $28,900 of accounting fees related to audit and consulting fees, $20,000 of management fees, $9,000 of legal fees, $7,993 of stock based compensation, $7,657 of dues and subscription fees, which pertained to EDGAR fees and OTC Market annual listing fees, $5,271 of amortization, $2,884 for insurance, $2,486 of payroll taxes and $2,030 of miscellaneous expenses.

We generated a credit of $20,000 in other expense in loan forgiveness for the three months ended March 31, 2021.

We incurred $44,372 of other expenses for the three months ended March 31, 2020, including $31,135 of interest expense – related party, $8,362 of interest expense and $4,875 change in fair value earn-out.

As a result of the foregoing, we had net losses of $103,291 and $271,787 for the three months ended March 31, 2021 and 2020, respectively.

Liquidity and Capital Resources

As of March 31, 2021, we had working capital of $1,675,293, comprised of current assets of $1,738,631 in cash and $5,500 in prepaid expenses, offset by $68,838 in accounts payable and accrued expenses.

We had $175,000 in long term assets consisting of our investment in Volt. There were no long-term liabilities.

For the three months ended March 31, 2021, we used $50,724 of cash in operating activities, which consisted of $70,000 in current assets and $3,250 in prepaid expenses, offset by our net loss of $103,291, $20,000 in PPP loan forgiveness and $683 in accounts payable.

There was no cash used or generated in investing activities for the three months ended March 31, 2021.

We generated $1,832,253 in financing activities for the three months ended March 31, 2021, consisting of $2,377,750 of proceeds in equity financing, $70,000 in legal fees associated with financing and $1,250 in proceeds from the issuance of stock, offset by $580,232 in loan forgiveness - related party, $20,000 in loan forgiveness and $16,515 in interest forgiveness – related party.

For the three months ended March 31, 2020, we used $100,020 of cash in operating activities, which represented our net loss from continuing operations of $172,759, $45,272 of changes in accounts payable, $17,699 in depreciation and amortization, $7,993 in stock-based compensation, and $4,875 in change in fair value, offset by $3,100 in prepaid expenses.

There was no cash used or generated in investing activities for the three months ended March 31, 2020.

We generated $94,833 in financing activities for the three months ended March 31, 2020, consisting of $75,000 of proceeds in equity financing and $19,833 in proceeds from the issuance of convertible debt.

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

Recent Accounting Pronouncements

Please refer to Note 11 in the accompanying financial statements.

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

Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, as a result of the material weaknesses described below, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief executive officer and Chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not a party to any material legal proceedings or claims.

Item 1A. Risk Factors

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

3.01	Articles of Incorporation of the Company, filed with the Nevada Secretary of State on August 17, 2015, filed as an exhibit to the Registration Statement on Form S-1, filed with the Securities and Exchange Commission (the “Commission”) on June 29, 2016 and incorporated herein by reference.

3.02	Certificate of Correction to the Articles of Incorporation of the Company, filed with the Nevada Secretary of State on August 18, 2015, filed with the Nevada Secretary of State on August 18, 2015, filed as an exhibit to the Registration Statement on Form S-1, filed with the Commission on June 29, 2016 and incorporated herein by reference.

3.03	Bylaws of the Company, filed as an exhibit to the Registration Statement on Form S-1, filed with the Commission on June 29, 2016 and incorporated herein by reference.

3.04	Form of Articles of Amendment to Articles of Incorporation, filed with the Nevada Secretary of State on September 29, 2020, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on October 5, 2020 and incorporated herein by reference.

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from Vision Hydrogen Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISION HYDROGEN CORPORATION

Date: April 23, 2021	By:	/s/ ANDREW HIDALGO
Andrew Hidalgo
Chief Executive Officer (Principal Executive Officer)

Date: April 23, 2021	By:	/s/ MATTHEW HIDALGO
Matthew Hidalgo
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

