Form 10-Q
period 2021-06-30
VISION HYDROGEN Corp
filed 2021-07-23
CIK 1676580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

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

As of July 23, 2021 there were 12,897,576 shares of registrant’s common stock outstanding.

VISION HYDROGEN CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VISION HYDROGEN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$945,809	$7,102
Prepaid expenses	2,250	8,750
Loan receivable – Volt H2	600,000	-
Other current assets	-	70,000
Total current assets	1,548,059	85,852

Investment in Volt	175,000	175,000
Website development costs	19,615	-
Total non-current assets	194,615	175,000

Total assets	$1,742,674	$260,852

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$20,925	$69,521
Loan payable	-	20,000
Loan payable – related party	-	580,232
Accrued interest – related party	-	16,515
Total current liabilities	20,925	686,268

Noncurrent liabilities	-	-
Total noncurrent liabilities	-	-

Total liabilities	20,925	686,268

Commitments and contingencies

Stockholders’ equity (deficit)
Preferred stock - $0.0001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock - $0.0001 par value; 100,000,000 shares authorized; 12,902,867 and 397,867 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	1,290	40
Additional paid-in capital	5,512,596	3,059,846
Accumulated deficit	(3,792,137)	(3,485,302)
Total stockholders’ equity (deficit)	1,721,749	(425,416)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$1,742,674	$260,852

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VISION HYDROGEN CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020

Revenue
Sales	$-	$-	$-	$-
Total revenue	-	-	-	-

Cost of goods sold
Direct costs	-	-	-	-
Total cost of goods sold	-	-	-	-

Gross profit	-	-	-	-

Operating expenses
General and administrative expenses	169,794	61,370	259,335	169,757
Management fees – related party	33,750	10,000	67,500	30,000
Total operating expenses	203,544	71,370	326,835	199,757

Loss from operations	(203,544)	(71,370)	(326,835)	(199,757)

Other (income) expenses
Interest expense	-	41,551	-	49,913
Interest expense – related party	-	4,584	-	35,719
Loan forgiveness	-	-	(20,000)	-
Change in fair value earn-out	-	-		4,875
Total other expenses	-	46,135	(20,000)	90,507

Net loss from continuing operations	$(203,544)	$(117,505)	$(306,835)	$(290,264)

Net income (loss) from discontinued operations (note 12)	-	(845,803)	-	(944,831)

Net loss	$(203,544)	$(963,308)	$(306,835)	$(1,235,095)

Loss per share (continuing operations)
Basic	$(0.02)	$(0.30)	$(0.03)	$(0.74)
Diluted	$(0.02)	$(0.30)	$(0.03)	$(0.74)
Loss per share (discontinued operations)
Basic	$-	$(2.15)	$-	$(2.42)
Diluted	$-	$(2.15)	$-	$(2.42)
Weighted average common shares outstanding
Basic	12,900,379	394,105	10,689,096	390,634
Diluted	12,900,379	394,105	10,689,096	390,634

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VISION HYDROGEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE, 30 2020

(UNAUDITED)

	Common Stock		Preferred Stock				Total
	Number of Shares	Amount	Number of shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)
Beginning January 1, 2020	386,276	$39	-	-	$2,970,419	$(2,073,740)	$896,718

Stock-based compensation	-	-	-	-	7,993	-	7,993

Equity financing	3,150	-	-	-	19,833	-	19,833

Debt extinguishment	-	-	-	-	39,954	-	39,954

Net loss	-	-	-	-	-	(271,787)	(271,787)

Ending March 31, 2020	389,426	$39	-	$-	$3,038,199	$(2,345,527)	$692,711

Stock-based compensation	-	-	-	-	-	-	-

Equity financing	3,150	-	-	-	6,187	-	6,187

Share conversion	5,000	1	-	-	15,460	-	15,461

Net loss	-	-	-	-	-	(963,308)	(963,308)

Ending June 30, 2020	397,576	$40	-	$-	$3,059,846	$(3,308,835)	$(248,949)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VISION HYDROGEN CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 (UNAUDITED)

	Common Stock		Preferred Stock				Total
	Number of Shares	Amount	Number of shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)
Beginning, January 1, 2021	397,867	$40	-	-	$3,059,846	$(3,485,302)	$(425,416)

Equity financing	9,500,000	950	-	-	1,781,303	-	1,782,253

Conversion of related party debt to equity	3,000,000	300	-	-	596,447	-	596,747

Net loss	-	-	-	-	-	(103,291)	(103,291)

Ending, March 31, 2021	12,897,867	$1,290	-	$-	$5,437,596	$(3,588,593)	$1,850,293

Stock based compensation	5,000	-	-	-	75,000	-	75,000

Net loss	-	-	-	-	-	(203,544)	(203,544)

Ending June 30, 2021	12,902,867	$1,290	-	$-	$5,512,596	$(3,792,317)	$1,721,749

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VISION HYDROGEN CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss from continuing operations	$(306,835)	$(290,264)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	-	50,461
Stock-based compensation	75,000	7,993
PPP loan forgiveness	(20,000)	-
Change in fair value contingent consideration	-	4,875
Change in operating assets and liabilities:
Other current assets	70,000	129,180
Prepaid expenses and other costs	6,500	(300)
Accounts payable and accrued expenses	(48,956)	(132,844)

Net cash used in operating activities – continuing operations	(223,931)	(230,899)
Net cash provided by operating activities – discontinued operations	-	128,054
Net cash used in operating activities	(223,931)	(102,845)

CASH FLOWS FROM INVESTING ACTIVITIES

Loans to – Volt H2	(600,000)	-
Cash paid - Website development costs	(19,615)
Cash disposed of in dissolution of subsidiaries	-	(322,101)

Net cash used in investing activities – continuing operations	(619,615)	(322,101)
Net cash used in investing activities – discontinued operations	-	(21,031)
Net cash used in investing activities	(619,615)	(343,132)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from PPP notes payable	-	20,000
Proceeds from related party debt	-	179,838
Repayment of debt	-	(90,000)
Proceeds from issuance of convertible debt	-	75,000
Proceeds from equity financing, net of issuance costs	1,782,253	26,008

Net cash provided by financing activities – continuing operations	1,782,253	210,846
Net cash used in financing activities – discontinued operations	-	(22,243)
Net cash provided by (used in) financing activities	1,782,253	188,603

Net increase (decrease) in cash and cash equivalents	938,707	(257,374)

Effect of foreign currency translation on cash	-	(15,236)

Cash and cash equivalents - beginning of period	7,102	277,620
Cash and cash equivalents - end of period	$945,809	$5,010

Supplemental disclosure of non-cash investing and financing activities

Conversion of debt and accrued interest	$596,747	$-
Reclassification of deferred offering cost to additional paid in capital	$-	$892

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VISION HYDROGEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 AND 2020 (UNAUDITED)

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

VISION HYDROGEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 AND 2020 (UNAUDITED)

Accounts Receivable

Accounts receivable are recorded when invoices are issued and are presented in the balance sheet net of the allowance for doubtful accounts. The allowance for doubtful accounts is estimated based on the Company’s historical losses, the existing economic conditions in the construction industry, and the financial stability of its customers. Accounts are written off as uncollectible after collection efforts have failed. In addition, the Company does not generally charge interest on past-due accounts or require collateral. As of June 30, 2021 and December 31, 2020, there was no allowance for doubtful accounts required.

Goodwill and Finite-Lived Intangible Assets

Goodwill represents the excess of the aggregate of the following (1) consideration transferred, (2) the fair value of any non-controlling interest in the acquiree, and (3) if the business combination is achieved in stages, the acquisition-date fair value of our previously held equity interest in the acquiree over the net of the acquisition-date amounts of the identifiable assets acquired and the liabilities assumed. Identifiable intangible assets consist primarily of customer lists and relationships, non-compete agreements and technology-based intangibles and other contractual agreements. The Company amortizes finite lived identifiable intangible assets over five years, on a straight-line basis to their estimated residual values and periodically reviews them for impairment. Total goodwill and identifiable intangible assets comprised 0% of the Company’s consolidated total assets as of June 30, 2021 and December 31, 2020.

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

As of June 30, 2021, the Company had no goodwill and has included the write-off of goodwill in the calculation of the loss on disposal of PVBJ for the three and six months ended June 30, 2020. (See Note 12 “Discontinued Operations”).

Comprehensive Loss

Comprehensive loss consists of two components, net loss and other comprehensive loss. The Company’s other comprehensive loss is comprised of foreign currency translation adjustments. The balance of accumulated other comprehensive loss is zero as of June 30, 2021 and December 31, 2020 due to the disposition of Pride on May 18, 2020. Comprehensive loss is included in discontinued operations on the statement of operations for the three and six months ended June 30, 2020.

The functional and reporting currency of the Company is the United States Dollar (“U.S. Dollar”).

For the three and six months ended June 30, 2021, the Company recorded no other comprehensive loss. The balance of comprehensive loss and accumulated comprehensive loss has been reclassified to discontinued operations as of December 31, 2020 due to the disposition of Pride on May 18, 2020. For the three and six months ended June 30, 2020, the Company recorded other comprehensive loss of $13,100, which has been reclassified to discontinued operations on the statement of operations.

VISION HYDROGEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 AND 2020 (UNAUDITED)

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

JUNE 30, 2021 AND 2020 (UNAUDITED)

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in bank and money market funds as well as other highly liquid investments with an original maturity of three months or less. The Company had no cash equivalents as of June 30, 2021 or December 31, 2020.

Stock-Based Compensation

The Company recognizes expense for its stock-based compensation based on the fair value of the awards at the time they are granted. We estimate the value of stock option awards on the date of grant using the Black-Scholes model. The determination of the fair value of stock-based payment awards on the date of grant is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, expected term, risk-free interest rate and expected dividends. The impact of forfeitures are recorded in the period in which they occur. There were re no outstanding awards as of June 30, 2021.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts payable and accrued liabilities, and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments. All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed. The Company classifies and discloses assets and liabilities carried at fair value in one of the following three categories:

☐	Level 1—quoted prices in active markets for identical assets and liabilities;

☐	Level 2—observable market-based inputs or unobservable inputs that are corroborated by market data; and

☐	Level 3—significant unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

There were no fair value measurements as of June 30, 2021 or December 31, 2020.

VISION HYDROGEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 AND 2020 (UNAUDITED)

Net Income (Loss) Per Common Share

The Company computes basic net income (loss) per share by dividing net income (loss) per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “if converted” method as applicable. The computation of diluted loss per share excludes dilutive securities because their inclusion would be anti-dilutive. There were no potentially dilutive securities as of June 30, 2021.

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

There was $33,750 of management fees expensed for the three and six months ended June 30, 2021 and $10,000 for the three months ended June 30, 2020 and $30,000 for the six months ended June 30, 2020 to Turquino Equity LLC (“Turquino”), a former significant shareholder owned by our Chief Executive Officer and Chief Financial Officer. Services provided were continuing the management positions of the Company.

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

JUNE 30, 2021 AND 2020 (UNAUDITED)

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

On June 19, 2020, the Company entered into a Promissory Note with Judd Brammah, a director of the Company, for a principal amount up to $230,332 bearing interest with interest at 6% per annum. The entire principal and interest of the Promissory Note are due on June 19, 2021. The proceeds from the note was used to pay accrued expenses of the Company.

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

4.           SIGNIFICANT CONCENTRATIONS OF CREDIT RISK

Cash is maintained at an authorized deposit-taking institution (bank) incorporated in the United States and is insured by the U.S. Federal Deposit Insurance Corporation up to $250,000. As of June 30, 2021 the balance was $695,809 over this threshold and as of December 31, 2020 the balance was fully covered.

Credit risk for trade accounts is concentrated as well because substantially all of the balances are receivable from entities located within certain geographic regions. To reduce credit risk, the Company performs ongoing credit evaluations of its customers’ financial conditions but does not generally require collateral. There were no accounts receivable as of June 30, 2021 or December 31, 2020.

5.           MAJOR CUSTOMERS

Due to the sale of Pride and PVBJ, the Company had no major customers for the three and six months ended June 30, 2021 or June 30, 2020.

6.           LEASES

Operating Leases

The Company maintains its principal office at 95 Christopher Columbus Drive, 16th Floor Jersey City, NJ 07302. The Company moved in October 2020 and its office is in a shared office space provider, at a cost of $114 per month and currently the lease is month-to-month.

As of June 30, 2021 and December 31, 2020, the Company had no operating leases except as noted above.

Finance Leases

As of June 30, 2021 and December 31, 2020, the Company had no finance leases.

7.           STOCK OPTIONS AWARDS AND GRANTS

On May 12, 2021 directors Michael Doyle and Charles Benton were each awarded 2,500 shares each.

As of June 30, 2021, there was no unrecognized compensation expense as all option holders had their options forfeited through the sale of Pride and PVBJ.

VISION HYDROGEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 AND 2020 (UNAUDITED)

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

9.           NOTES PAYABLE

QRIDA Loan

On May 6, 2020, the Company entered into a loan for $160,410 with the Queensland Rural and Industry Development Authority. (“QRIDA”) The interest rate was 2.5% with a term of ten years and the first year being interest free. Through the disposition of Pride, the Company no longer has this loan as a liability on its balance sheet as of June 30, 2021.

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

VISION HYDROGEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 AND 2020 (UNAUDITED)

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

In October 2020, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission, whereby the Company registered 12,500,000 shares of its common stock for sale as a company offering. The registration statement was declared effective in October 2020. The Company sold a total of 12,500,000 shares of Common Stock in January 2021 for total consideration of $2,500,000. The consideration consisted of $596,747 of debt converted to equity (see Note 9) and gross cash proceeds of $1,903,253. The Company incurred $70,000 of legal fees and a $51,000 consulting fee in connection with the capital raise.

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

VISION HYDROGEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 AND 2020 (UNAUDITED)

The results of discontinued operations are as follows:

	Three months ended June 30, 2021	Three months ended June 30, 2020	Six months ended June 30, 2021	Six months ended June 30, 2020
PVBJ
Revenue
Sales	$-	$85,028	$-	$722,786
Total revenue	-	85,028	-	722,786

Cost of goods sold
Direct costs	-	48,655	-	560,328
Total cost of goods sold	$-	$48,655	$-	$560,328

Selling, general and administrative	-	61,812	-	230,807

Net income (loss) for period	$-	$(25,439)	$-	$(68,349)

	Three months ended June 30, 2021	Three months ended June 30, 2020	Six months ended June 30, 2021	Six months ended June 30, 2020
Pride
Revenue
Sales	$-	$440,270	$-	$1,474,460
Total revenue	-	440,270	-	1,474,460

Cost of goods sold
Direct costs	-	323,514	-	1,121,121
Total cost of goods sold	$-	$323,514	$-	$1,121,121

Selling, general and administrative	-	147,695	-	440,396

Net income (loss) for period	$-	$(30,939)	$-	$(87,057)

Gain (loss) from discontinued operations:

Results from discontinued operations	$-	$(56,378)	$-	$(155,406)
Loss on disposal of assets	-	(789,425)	-	(789,425)
Loss from discontinued operations	$-	$(845,803)	$-	$(944,831)

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

14.          NOTES RECEIVABLE

Effective June 7, 2021, we loaned VoltH2 Holdings AG (“VoltH2”) $100,000, payable on September 1, 2021. The loan is non-interest bearing and evidenced by a promissory note issued to us by VoltH2 (the “Note”). VoltH2 may prepay the Note in whole or in part at any time or from time to time without penalty or premium. We currently own approximately 17.5% of VoltH2. Our Board of Directors approved the foregoing transaction.

Effective June 28, 2021, we loaned VoltH2 Holdings AG (“VoltH2”) $500,000, payable on September 1, 2021. The loan is non-interest bearing and evidenced by a promissory note issued to us by VoltH2 (the “Note”). VoltH2 may prepay the Note in whole or in part at any time or from time to time without penalty or premium. We currently own approximately 17.5% of VoltH2. Our Board of Directors approved the foregoing transaction.

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

Results of Operations

For the three months ended June 30, 2021 and 2020

Revenue and Cost of Revenue

We had no revenue or cost of revenue for the three months ended June 30, 2021 or 2020.

Operating Expenses

During the three months ended June 30, 2021, our operating expenses were $203,544 consisting of: $20,000 of accounting fees, $13,500 in director fees, $52,000 of legal fees, $33,750 of management disbursements, $6,033 of dues and subscription fees, $75,000 of stock-based compensation and $3,261 of miscellaneous expense.

During the three months ended June 30, 2020, our operating expenses were $71,370 consisting of: $52,400 of legal and accounting fees, $26,530 of gross payroll and payroll taxes, $10,000 of management disbursements, $9,788 of consulting/dues and subscription fees, which pertained to EDGAR fees and OTC Market annual listing fees, and $5,175 of miscellaneous expenses offset by a credit of $32,523 as the result of entering into various Settlement and Release Agreements with several other creditors.

We incurred no other expense for the three months ended June 30, 2021.

We incurred $46,135 of other expenses for the three months ended June 30, 2020, including $4,584 of interest expense – related party and $41,551 of interest expense.

As a result of the foregoing, we had a net loss from continuing operations of $203,544 for the three months ended June 30, 2021, compared to a net loss of $117,505 for the three months ended June 30, 2020.

For the six Months Ended June 30, 2021 and 2020

Revenue and Cost of Revenue

We had no revenue or cost of revenue for the six months ended June 30, 2021 and 2020.

Operating Expenses

During the six months ended June 30, 2021, our operating expenses were $326,835 consisting of $15,666 in dues and subscriptions related to listing and Edgar fees, $77,500 of accounting fees relating to audit and tax, $18,500 in director fees, $65,017 in legal fees relating to business restructuring and retainers, $67,500 in management disbursements, $75,000 in stock based compensation and $7,652 in miscellaneous expense.

During the six months ended June 30, 2020, our operating expenses were $199,757 which consisted of the following: $66,516 of gross payroll and payroll tax, $90,300 of accounting and legal fees related to audit and consulting costs, $30,000 of management disbursements, $17,445 of consulting/dues and subscription fees, which pertained to EDGAR fees, OTC Market annual listing fees, and transfer agent fees, $7,993 of stock-based compensation, $5,421 of amortization of intangible assets, and officers insurance liability of $11,023 and $3,582 of miscellaneous expenses. Offset by a credit of $32,523 as the result of entering into various Settlement and Release Agreements with several other Creditors.

We generated $20,000 in loan forgiveness for the six months ended June 30, 2021.

We incurred $90,507 of other expenses for the six months ended June 30, 2020, including $35,719 of interest expense – related party, $49,912 of interest expense and $4,875 change in fair value earn-out.

As a result of the foregoing, we had net losses from continuing operations of $306,835 and $290,264 for the six months ended June 30, 2021 and 2020, respectively.

For discontinued operations please refer to note 12.

Liquidity and Capital Resources

As of June 30, 2021, we had working capital of $1,527,134, comprised of current assets of $945,809 in cash, $600,000 in loan receivable – Volt, and $2,250 in prepaid expenses, offset by $20,925 in accounts payable and accrued expenses.

We had $175,000 in long term assets consisting of our investment in Volt and $19,615 in website development costs. There were no long-term liabilities.

For the six months ended June 30, 2021, we used $223,931 of cash in operating activities, which consisted of $75,000 in stock based compensation, $70,000 in other current assets, $6,500 in prepaid expenses offset by $20,000 in loan forgiveness and $48,956 in accounts payable and other accrued expenses.

We used $619,615 in investing activities including $600,000 in loans to Volt H2 and $19,615 in website development costs for the 6 months ended June 30, 2021.

We generated $1,782,253 in equity financing for financing activities for the six months ended June 30, 2021.

For the six months ended June 30, 2020, we used $230,899 of cash in operating activities, which represented our net loss of $290,264, $50,461 of amortization, $7,993 of stock based compensation, $129,180 of other assets, $4,875 of change in fair value consideration offset by $300 change in prepaid expenses and $132,844 of change in accounts payable.

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

Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, as a result of the material weaknesses described below, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief executive officer and Chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not a party to any material legal proceedings or claims.

Item 1A. Risk Factors

There is a risk that the funds we loaned to VoltH2 Holdings AG will not be repaid.

On June 7, 2021, the Company loaned VoltH2 Holdings AG (“VoltH2”) $100,000, payable on September 1, 2021. The loan is non-interest bearing and evidenced by a promissory note issued to us by VoltH2 (the “Volt Note 1”). VoltH2 may prepay the Volt Note 1 in whole or in part at any time or from time to time without penalty or premium. Additionally, on June 28, 2021, the Company loaned VoltH2 $500,000, payable on September 1, 2021. The loan is non-interest bearing and evidenced by a promissory note issued to us by VoltH2 (“Volt Note 2”). VoltH2 may prepay Volt Note 2 in whole or in part at any time or from time to time without penalty or premium.

The Company owns approximately 17.5% of VoltH2, a Swiss corporation developing scalable green hydrogen production projects primarily in Europe.  As with any debt obligation, there is a risk that VoltH2 will default and we as lender may not receive repayment in full of the funds loaned. This risk is increased by virtue of the fact that these loans were made on an unsecured basis. If this were to occur, it could have a material, adverse effect on our financial condition, reduce the amount of funds available to support our growth initiatives and other capital requirements and impede our ability to operate our business and focus on our primary hydrogen business strategy.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

3.01	Articles of Incorporation of the Company, filed with the Nevada Secretary of State on August 17, 2015, filed as an exhibit to the Registration Statement on Form S-1, filed with the Securities and Exchange Commission (the “Commission”) on June 29, 2016 and incorporated herein by reference.

3.02	Certificate of Correction to the Articles of Incorporation of the Company, filed with the Nevada Secretary of State on August 18, 2015, filed with the Nevada Secretary of State on August 18, 2015, filed as an exhibit to the Registration Statement on Form S-1, filed with the Commission on June 29, 2016 and incorporated herein by reference.

3.03	Bylaws of the Company, filed as an exhibit to the Registration Statement on Form S-1, filed with the Commission on June 29, 2016 and incorporated herein by reference.

3.04	Form of Articles of Amendment to Articles of Incorporation, filed with the Nevada Secretary of State on September 29, 2020, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on October 5, 2020 and incorporated herein by reference.

10.01*	Promissory Note dated June 7, 2021

10.02	Promissory Note dated June 28, 2021, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on June 28, 2021 and incorporated herein by reference.

31.01*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from Vision Hydrogen Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISION HYDROGEN CORPORATION

Date: July 23, 2021	By:	/s/ ANDREW HIDALGO
Andrew Hidalgo
Chief Executive Officer (Principal Executive Officer)

Date: July 23, 2021	By:	/s/ MATTHEW HIDALGO
Matthew Hidalgo
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

