Form 10-Q
period 2021-09-30
VISION HYDROGEN Corp
filed 2021-10-15
CIK 1676580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021

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

As of October 15, 2021 there were 12,902,867 shares of registrant’s common stock outstanding.

VISION HYDROGEN CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VISION HYDROGEN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$390,054	$7,102
Prepaid expenses	14,000	8,750
Notes receivable – Volt H2	1,100,000	-
Other current assets	-	70,000
Total current assets	1,504,054	85,852

Investment in Volt	175,000	175,000
Website development costs, net	17,981	-
Total non-current assets		175,000

Total assets	$1,697,035	$260,852

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$48,153	$69,521
Loan payable	-	20,000
Loan payable – related party	-	580,232
Accrued interest – related party	-	16,515
Total current liabilities	48,153	686,268

Noncurrent liabilities	-	-
Total noncurrent liabilities		-

Total liabilities	48,153	686,268

Commitments and contingencies

Stockholders’ equity (deficit)
Preferred stock - $0.0001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock - $0.0001 par value; 100,000,000 shares authorized; 12,902,867 and 397,867 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	1,290	40
Additional paid-in capital	5,512,596	3,059,846
Accumulated deficit	(3,865,004)	(3,485,302)
Total stockholders’ equity (deficit)	1,648,882	(425,416)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$1,697,035	$260,852

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VISION HYDROGEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020

Revenue
Sales	$-	$-	$-	$-
Total revenue	-	-	-	-

Cost of goods sold
Direct costs	-	-	-	-
Total cost of goods sold	-	-	-	-

Gross profit	-	-	-	-

Operating expenses
General and administrative expenses	39,117	45,043	298,452	214,800
Management fees – related party	33,750	33,750	101,250	63,750
Total operating expenses	72,867	78,793	399,702	278,550

Loss from operations	(72,867)	(78,793)	(399,702)	(278,550)

Other (income) expenses
Interest expense	-	-	-	47,289
Interest expense – related party	-	8,312	-	46,655
Loan forgiveness	-	-	(20,000)	-
Change in fair value earn-out	-	-	-	4,875
Total other (income) expenses	-	8,312	(20,000)	98,819

Net loss from continuing operations	$(72,867)	$(87,105)	$(379,702)	$(377,369)

Net income (loss) from discontinued operations (note 12)	-	-	-	(944,831)

Net loss	$(72,867)	$(87,105)	$(379,702)	$(1,322,200)

Loss per share (continuing operations)
Basic	$(0.01)	$(0.22)	$(0.03)	$(0.96)
Diluted	$(0.01)	$(0.22)	$(0.03)	$(0.96)
Loss per share (discontinued operations)
Basic	$0.00	$0.00	$0.00	$(2.40)
Diluted	$0.00	$0.00	$0.00	$(2.40)
Weighted average common shares outstanding
Basic	12,902,867	397,576	11,435,068	392,974
Diluted	12,902,867	397,576	11,435,068	392,974

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VISION HYDROGEN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Common Stock		Preferred Stock		Additional		Total Stockholders’
	Number of Shares	Amount	Number of shares	Amount	Paid-In Capital	Accumulated Deficit	Equity (Deficit)
Beginning January 1, 2020	386,276	$39	-	-	$2,970,419	$(2,073,740)	$896,718

Stock-based compensation	-	-	-	-	7,993	-	7,993

Equity financing	3,150	-	-	-	19,833	-	19,833

Debt extinguishment	-	-	-	-	39,954	-	39,954

Net loss	-	-	-	-	-	(271,787)	(271,787)

Ending March 31, 2020	389,426	$39	-	$-	$3,038,199	$(2,345,527)	$692,711

Stock-based compensation	-	-	-	-	-	-	-

Equity financing	3,150	-	-	-	6,187	-	6,187

Share conversion	5,000	1	-	-	15,460	-	15,461

Net loss	-	-	-	-	-	(963,308)	(963,308)

Ending June 30, 2020	397,576	$40	-	$-	$3,059,846	$(3,308,835)	$(248,949)

Net loss	-	-	-	-	-	(87,105)	(87,105)
Ending September 30, 2020	397,576	$40	-	$-	$3,059,846	$(3,395,940)	$(336,054)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VISION HYDROGEN CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Common Stock		Preferred Stock		Additional		Total Stockholders’
	Number of Shares	Amount	Number of shares	Amount	Paid-In Capital	Accumulated Deficit	Equity (Deficit)
Beginning, January 1, 2021	397,867	$40	-	-	$3,059,846	$(3,485,302)	$(425,416)

Equity financing	9,500,000	950	-	-	1,781,303	-	1,782,253

Conversion of related party debt to equity	3,000,000	300	-	-	596,447	-	596,747

Net loss	-	-	-	-	-	(103,291)	(103,291)

Ending, March 31, 2021	12,897,867	$1,290	-	$-	$5,437,596	$(3,588,593)	$1,850,293

Stock based compensation	5,000	-	-	-	75,000	-	75,000

Net loss	-	-	-	-	-	(203,544)	(203,544)

Ending June 30, 2021	12,902,867	$1,290	-	$-	$5,512,596	$(3,792,137)	$1,721,749

Net loss	-	-	-	-	-	(72,867)	(72,867)
Ending September 30, 2021	12,902,867	$1,290	-	$-	$5,512,596	$(3,865,004)	$1,648,882

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VISION HYDROGEN CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss from continuing operations	$(379,702)	$(377,369)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	1,634	50,462
Stock-based compensation	75,000	7,993
PPP loan forgiveness	(20,000)	-
Change in fair value contingent consideration	-	4,875
Change in operating assets and liabilities:
Other current asset	70,000	94,180
Prepaid expenses and other costs	(5,250)	(12,750)
Accounts payable and accrued expenses	(21,368)	(173,853)

Net cash used in operating activities – continuing operations	(279,686)	(406,462)
Net cash provided by operating activities – discontinued operations	-	128,054
Net cash used in operating activities	(279,686)	(278,408)

CASH FLOWS FROM INVESTING ACTIVITIES

Loans to - Volt H2	(1,100,000)	-
Investment in Volt	-	(175,000)
Cash paid website development costs	(19,615)	-
Cash disposed of in dissolution of subsidiaries	-	(322,101)

Net cash used in investing activities – continuing operations	(1,119,615)	(497,101)
Net cash used in investing activities – discontinued operations	-	(21,031)
Net cash used in investing activities	(1,119,615)	(518,132)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from PPP notes payable	-	20,000
Proceeds from related party debt	-	580,232
Repayment of convertible debt	-	(90,000)
Proceeds from issuance of convertible debt	-	75,000
Proceeds from equity financing, net of issuance costs	1,782,253	26,008

Net cash provided by financing activities – continuing operations	1,782,253	611,240
Net cash used in financing activities – discontinued operations	-	(22,243)
Net cash provided by (used in) financing activities		588,997

Net increase (decrease) in cash and cash equivalents	382,952	(207,543)

Effect of foreign currency translation on cash	-	(15,237)

Cash and cash equivalents - beginning of period	7,102	277,620
Cash and cash equivalents - end of period	$390,054	$54,840

Supplemental disclosure of non-cash investing and financing activities

Conversion of debt and accrued interest	$596,747	$-
Reclassification of deferred offering cost to additional paid in capital	$-	$892

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VISION HYDROGEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020 (UNAUDITED)

1. ORGANIZATION AND LINE OF BUSINESS

Vision Hydrogen Corporation (the “Company”) was incorporated in the state of Nevada on August 17, 2015 as H/Cell Energy Corporation and is based in Jersey City, New Jersey. The Company changed its name to Vision Hydrogen Corporation in October 2020.

During the year ended December 31, 2020, the Company took significant steps to transition its hydrogen energy business to focus on hydrogen production on a scaled production plant model. During the period, the Company disposed of its interests in both PVBJ Inc. (“PVBJ”) and The Pride Group (QLD) Pty Ltd, an Australian company (“Pride”) (See Note 12 “Discontinued Operations”) in order to facilitate this transition. As part of the disposition the Company provided certain post-closing support to both PVBJ and Pride through Q3 2020. On August 12, 2020, pursuant to a Seed Capital Subscription Agreement, the Company made an equity investment into VoltH2 Holdings AG (“VoltH2”), a Swiss corporation developing scalable green hydrogen production projects primarily in Europe. VoltH2 is currently planning to develop a 25MW green hydrogen production site near Vlissingen, Netherlands. The investment was for a total purchase price $175,000, representing a 16% equity interest in VoltH2.

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

VISION HYDROGEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020 (UNAUDITED)

Accounts Receivable

Accounts receivable are recorded when invoices are issued and are presented in the balance sheet net of the allowance for doubtful accounts. The allowance for doubtful accounts is estimated based on the Company’s historical losses, the existing economic conditions in the construction industry, and the financial stability of its customers. Accounts are written off as uncollectible after collection efforts have failed. In addition, the Company does not generally charge interest on past-due accounts or require collateral. As of September 30, 2021 and December 31, 2020, there was no allowance for doubtful accounts required.

Goodwill and Finite-Lived Intangible Assets

Goodwill represents the excess of the aggregate of the following (1) consideration transferred, (2) the fair value of any non-controlling interest in the acquiree, and (3) if the business combination is achieved in stages, the acquisition-date fair value of our previously held equity interest in the acquiree over the net of the acquisition-date amounts of the identifiable assets acquired and the liabilities assumed. Identifiable intangible assets consist primarily of customer lists and relationships, non-compete agreements and technology-based intangibles and other contractual agreements. The Company amortizes finite lived identifiable intangible assets over five years, on a straight-line basis to their estimated residual values and periodically reviews them for impairment. Total goodwill and identifiable intangible assets comprised 0% of the Company’s consolidated total assets as of September 30, 2021 and December 31, 2020.

The Company uses the acquisition method of accounting for all business combinations and does not amortize goodwill. Goodwill is tested for possible impairment annually during the fourth quarter of each fiscal year or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company has the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. In the qualitative assessment, the Company must evaluate the totality of qualitative factors, including any recent fair value measurements, that impact whether an indefinite-lived intangible asset other than goodwill has a carrying amount that more likely than not exceeds its fair value. The Company must proceed to conducting a quantitative analysis if the Company (i) determines that such an impairment is more likely than not to exist, or (ii) foregoes the qualitative assessment entirely. Under the quantitative assessment, the impairment test for identifiable indefinite-lived intangible assets consists of a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, then an impairment loss is recognized in an amount equal to that excess. The Company generally determines the fair value of an indefinite-lived intangible asset using an income approach, such as the relief from royalty method, in instances when it does not perform the qualitative assessment of the intangible asset.

As of September 30, 2021, the Company had no goodwill and has included the write-off of goodwill in the calculation of the loss on disposal of PVBJ for the three and nine months ended September 30, 2020. (See Note 12 “Discontinued Operations”).

Comprehensive Loss

Comprehensive loss consists of two components, net loss and other comprehensive loss. The Company’s other comprehensive loss is comprised of foreign currency translation adjustments. The balance of accumulated other comprehensive loss is zero as of September 30, 2021 and December 31, 2020 due to the disposition of Pride on May 18, 2020. Comprehensive loss is included in discontinued operations on the statement of operations for the three and nine months ended September 30, 2020.

The functional and reporting currency of the Company is the United States Dollar (“U.S. Dollar”).

For the three and nine months ended September 30, 2021, the Company recorded no other comprehensive loss. The balance of comprehensive loss and accumulated comprehensive loss has been reclassified to discontinued operations as of December 31, 2020 due to the disposition of Pride on May 18, 2020. For the three and nine months ended September 30, 2020, the Company recorded other comprehensive loss of $13,100, which has been included in net loss from discontinued operations on the condensed consolidated statement of operations.

VISION HYDROGEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020 (UNAUDITED)

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in bank and money market funds as well as other highly liquid investments with an original maturity of three months or less. The Company had no cash equivalents as of September 30, 2021 or December 31, 2020.

Stock-Based Compensation

The Company recognizes expense for its stock-based compensation based on the fair value of the awards at the time they are granted. We estimate the value of stock option awards on the date of grant using the Black-Scholes model. The determination of the fair value of stock-based payment awards on the date of grant is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, expected term, risk-free interest rate and expected dividends. The impact of forfeitures are recorded in the period in which they occur. There were no outstanding awards as of September 30, 2021.

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

There were no fair value measurements of financial instruments as of September 30, 2021 or December 31, 2020.

Net Income (Loss) Per Common Share

The Company computes basic net income (loss) per share by dividing net income (loss) per share available to common stockholders by the weighted average number of common shares outstanding for the period and excludes the effects of any potentially dilutive securities. Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “if converted” method as applicable. The computation of diluted loss per share excludes dilutive securities because their inclusion would be anti-dilutive. There were no potentially dilutive securities as of September 30, 2021.

VISION HYDROGEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020 (UNAUDITED)

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

There was $33,750 and $101,250 of management fees expensed for the three and nine months ended September 30, 2021 and $33,750 for the three months ended September 30, 2020 and $63,750 for the nine months ended September 30, 2020 to Turquino Equity LLC (“Turquino”), a former significant shareholder owned by our Chief Executive Officer and Chief Financial Officer. Services provided were continuing the management positions of the Company.

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

Effective July 17, 2020, Judd Brammah lent the Company $50,000 at 6% per annum payable on the due date, June 19, 2021.

VISION HYDROGEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020 (UNAUDITED)

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

4. SIGNIFICANT CONCENTRATIONS OF CREDIT RISK

Cash is maintained at an authorized deposit taking institution (bank) incorporated in the United States and is insured by the U.S. Federal Deposit Insurance Corporation up to $250,000. As of September 30, 2021 the balance was $140,054 over this threshold and as of December 31, 2020 the balance was fully covered.

5. MAJOR CUSTOMERS

Due to the sale of Pride and PVBJ, the Company had no major customers for the three and nine months ended September 30, 2021 or September 30, 2020.

6. LEASES

Operating Leases

The Company maintains its principal office at 95 Christopher Columbus Drive, 16th Floor Jersey City, NJ 07302. The Company moved in October 2020 and its office is in a shared office space provider, at a cost of $114 per month and currently the lease is month-to-month.

As of September 30, 2021 and December 31, 2020, the Company had no operating leases except as noted above.

Finance Leases

As of September 30, 2021 and December 31, 2020, the Company had no finance leases.

7. STOCK OPTIONS AWARDS AND GRANTS

On May 12, 2021 directors Michael Doyle and Charles Benton were each awarded 2,500 shares each.

As of September 30, 2021, there was no unrecognized compensation expense as all option holders had their options forfeited through the sale of Pride and PVBJ.

8. SEGMENT INFORMATION

Prior to the disposition of Pride and PVBJ, the Company’s business was organized into two reportable segments: renewable systems integration revenue and non-renewable systems integration revenue. Due to the sale of both Pride and PVBJ, the Company operates in only one reportable segment. Please refer to Note 12 and Management’s Discussion and Analysis for further detail.

9. NOTES PAYABLE

QRIDA Loan

On May 6, 2020, the Company entered into a loan for $160,410 with the Queensland Rural and Industry Development Authority. (“QRIDA”) The interest rate was 2.5% with a term of ten years and the first year being interest free. Through the disposition of Pride, the Company no longer has this loan as a liability on its balance sheet as of September 30, 2021.

VISION HYDROGEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020 (UNAUDITED)

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

VISION HYDROGEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020 (UNAUDITED)

11. RECENT ACCOUNTING PRONOUNCEMENTS

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates the requirement to calculate the implied fair value of goodwill (i.e., Step 2 of the current goodwill impairment test) to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (i.e., measure the charge based on the current Step 1). The updated guidance, which became effective for fiscal years beginning after December 15, 2019, did not have a material impact on the Company’s consolidated financial statements.

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

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This ASU amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity’s own equity, and also improves and amends the related EPS guidance for both Subtopics. The ASU will be effective for annual reporting periods after December 15, 2021 and interim periods within those annual periods and early adoption is permitted. The Company has not yet adopted this standard and there is no impact expected on the current financial statements.

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

There were no discontinued operations for the three months ended September 30, 2021 or 2020 as well as the nine months ended September 30, 2021. The results of discontinued operations for nine months ended September 30, 2020 are as follows:

Nine months ended September 30, 2020
PVBJ
Revenue
Sales	$722,786
Total revenue	722,786

Cost of goods sold
Direct costs	560,328
Total cost of goods sold	$560,328

Selling, general and administrative	230,807

Net income (loss) for period	$(68,349)

VISION HYDROGEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020 (UNAUDITED)

Nine months ended September 30, 2020
Pride
Revenue
Sales	$1,474,460
Total revenue	1,474,460

Cost of goods sold
Direct costs	1,121,121
Total cost of goods sold	$1,121,121

Selling, general and administrative	440,396

Net income (loss) for period	$(87,057)

Gain (loss) from discontinued operations:

Results from discontinued operations	$(155,406)
Loss on disposal of assets	(789,425)
Loss from discontinued operations	$(944,831)

13. INVESTMENTS

On August 12, 2020, pursuant to a Seed Capital Subscription Agreement, the Company made an equity investment of 175,000 shares into VoltH2 a Swiss corporation developing scalable green hydrogen production projects primarily in Europe. VoltH2 is currently developing a 25MW green hydrogen production site near Vlissingen, Netherlands. The investment was for a total purchase price of $175,000, representing a 16% equity interest in VoltH2. Due to the lack of readily determinable fair value of VoltH2, and because this investment does not qualify for the practical expedient to determine fair value using NAV, this investment has been recorded at cost. The Company will continually evaluate the treatment of this investment each reporting period to determine if a fair value can be determined, and if so will reassess the accounting for this investment. The Company considers whether the fair value of its investment has declined below its carrying value whenever adverse events or changes in circumstances indicate that the recorded value may not be recoverable. The Company reviews its investments for other-than-temporary impairment whenever events or changes in business circumstances indicate that the carrying value of the investment may not be fully recoverable. Investments identified as having an indication of impairment are subject to further analysis to determine if the impairment is other-than-temporary and this analysis requires estimating the fair value of the investment. The determination of fair value of the investment involves considering factors such as current economic and market conditions, the operating performance of the entities including current earnings trends and forecasted cash flows, and other company and industry specific information. If the Company considers any decline to be other than temporary (based on various factors, including historical financial results and the overall health of the investee), then a write-down would be recorded to estimated fair value.

14. NOTES RECEIVABLE

Effective June 7, 2021, we loaned VoltH2 $100,000, payable on September 1, 2021. The loan is non-interest bearing and evidenced by a promissory note issued to us by VoltH2 (the “Note”). VoltH2 may prepay the Note in whole or in part at any time or from time to time without penalty or premium. We currently own approximately 16% of VoltH2. Our Board of Directors approved the foregoing transaction.

Effective June 28, 2021, we loaned VoltH2 $500,000, payable on September 1, 2021. The loan is non-interest bearing and evidenced by a promissory note issued to us by VoltH2 (the “Note”). VoltH2 may prepay the Note in whole or in part at any time or from time to time without penalty or premium. We currently own approximately 16% of VoltH2. Our Board of Directors approved the foregoing transaction.

Effective August 25, 2021, we loaned VoltH2 $500,000, payable on November 1, 2021. The loan is non-interest bearing and evidenced by a promissory note issued to us by VoltH2 (the “Note”). VoltH2 may prepay the Note in whole or in part at any time or from time to time without penalty or premium. Our Board of Directors approved the foregoing transaction.

Effective August 25, 2021, we entered into an amendment (the “June 7 Amendment”) to a promissory note issued to VoltH2 on June 7, 2021 (The “June 7 Note”), pursuant to which the Payment Date (as defined in the June 7 Note) was changed from September 1, 2021 to November 1, 2021. Our Board of Directors approved the foregoing amendment.

Effective August 25, 2021, we entered into an amendment (the “June 28 Amendment”) to a promissory note issued to VoltH2 on June 28, 2021 (The “June 28 Note”), pursuant to which the Payment Date (as defined in the June 28 Note) was changed from September 1, 2021 to November 1, 2021. Our Board of Directors approved the foregoing amendment.

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

Results of Operations

For the three months ended September 30, 2021 and 2020

Revenue and Cost of Revenue

We had no revenue or cost of revenue for the three months ended September 30, 2021 or 2020.

Operating Expenses

During the three months ended September 30, 2021, our general and administrative expenses were $72,867, including $33,750 in management disbursements, $12,000 legal fees, $9,020 in dues and subscriptions, $15,000 in director fees and $3,097 in miscellaneous expenses.

During the three months ended September 30, 2020, our general and administrative expenses were $78,793, including $33,750 in management disbursements, $12,500 in accounting fees, $10,220 in legal fees, $8,570 in dues and subscriptions, $5,000 in director fees, $4,709 in insurance and $4,044 in miscellaneous expenses.

We incurred no other expense for the three months ended September 30, 2021.

We incurred $8,312 of other expenses for the three months ended September 30, 2020, including $10,936 of interest expense – related party offset by an interest credit of $2,625.

As a result of the foregoing, we had a net loss from continuing operations of $,72,867 for the three months ended September 30, 2021, compared to a net loss of $87,105 for the three months ended September 30, 2020.

For the nine months ended September 30, 2021 and 2020

Revenue and Cost of Revenue

We had no revenue or cost of revenue for the nine months ended September 30, 2021 and 2020.

Operating Expenses

During the nine months ended September 30, 2021, our general and administrative expenses were $399,702, including $77,500 in accounting fees, $101,250 in management disbursements, $33,500 in director fees, $24,686 in dues and subscriptions, $75,000 in stock based compensation, $77,017 in legal fees and $10,749 in miscellaneous expenses.

During the nine months ended September 30, 2020, our general and administrative expenses were $278,550, including $87,800 in accounting fees, $63,750 in management disbursements, $62,500 of gross payroll, $26,015 in dues and subscriptions, $25,220 in legal fees and $13,265 in miscellaneous expenses.

We generated $20,000 in loan forgiveness for the nine months ended September 30, 2021.

We incurred $98,819 of other expenses for the nine months ended September 30, 2020, including $47,289 in interest expense, $46,655 of interest expense – related party and $4,875 change in fair value earn-out.

As a result of the foregoing, we had net losses from continuing operations of $379,702 and $1,322,200 for the nine months ended September 30, 2021 and 2020, respectively.

For discontinued operations please refer to note 12 of our condensed consolidated financial statements.

Liquidity and Capital Resources

As of September 30, 2021, we had working capital of $1,455,901, comprised of current assets of $390,054 in cash, $1,100,000 in loan receivable – Volt, and $14,000 in prepaid expenses, offset by $48,153 in accounts payable and accrued expenses.

We have $192,981 in long term assets consisting of our investment in Volt for $175,000 and $17,981 in website development costs. There were no long-term liabilities.

For the nine months ended September 30, 2021, we used $279,686 of cash in operating activities, which represented our net loss from continuing operations of $379,702 consisting of $75,000 in stock-based compensation, $70,000 in other current assets and $1,634 in amortization offset by $5,250 in prepaid expenses, $20,000 in loan forgiveness and $21,368 in accounts payable and other accrued expenses.

We used $1,119,615 in investing activities including $1,100,000 in notes receivable to Volt H2 and $19,615 in website development costs for the nine months ended September 30, 2021.

We generated $1,782,253 in equity financing for financing activities for the nine months ended September 30, 2021.

For the nine months ended September 30, 2020, we used $406,462 of cash in operating activities, which represented our net loss from continuing operations of $377,369, consisting of $94,180 of other assets, $50,462 of amortization, $7,993 of stock-based compensation and $4,875 of change in fair value consideration, offset by $173,853 of change in accounts payable and $12,750 change in prepaid expenses.

For the nine months ended September 30, 2020, we used $497,101 in cash in investing activities due to the cash disposed of in the disposition of the two subsidiaries Pride and PVBJ for $322,101 and $175,000 in the investment in Volt.

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

Critical Accounting Policies

Please refer to Note 2 in the accompanying condensed consolidated financial statements.

Recent Accounting Pronouncements

Please refer to Note 11 in the accompanying condensed consolidated financial statements.

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

Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, as a result of the material weaknesses described below, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief executive officer and Chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not a party to any material legal proceedings or claims.

Item 1A. Risk Factors

There is a risk that the funds we loaned to VoltH2 Holdings AG will not be repaid.

On June 7, 2021, the Company loaned VoltH2 Holdings AG (“VoltH2”) $100,000, payable on September 1, 2021. The loan is non-interest bearing and evidenced by a promissory note issued to us by VoltH2 (the “Volt Note 1”). VoltH2 may prepay the Volt Note 1 in whole or in part at any time or from time to time without penalty or premium. Effective August 25, 2021, we entered into an amendment (the “June 7 Amendment”) to the Volt Note 1, pursuant to which the Payment Date (as defined in the Volt Note 1) was changed from September 1, 2021 to November 1, 2021. Our Board of Directors approved the foregoing amendment.

On June 28, 2021, the Company loaned VoltH2 $500,000, payable on September 1, 2021. The loan is non-interest bearing and evidenced by a promissory note issued to us by VoltH2 (“Volt Note 2”). VoltH2 may prepay Volt Note 2 in whole or in part at any time or from time to time without penalty or premium. Effective August 25, 2021, we entered into an amendment (the “June 28 Amendment”) to the Volt Note 2, pursuant to which the Payment Date (as defined in the Volt Note 2) was changed from September 1, 2021 to November 1, 2021. Our Board of Directors approved the foregoing amendment.

On August 25, 2021, we loaned VoltH2 $500,000, payable on November 1, 2021. The loan is non-interest bearing and evidenced by a promissory note issued to us by VoltH2 (the “Volt Note 3”). VoltH2 may prepay the Volt Note 3 in whole or in part at any time or from time to time without penalty or premium. Our Board of Directors approved the foregoing transaction.

The Company owns approximately 16% of VoltH2, a Swiss corporation developing scalable green hydrogen production projects primarily in Europe. As with any debt obligation, there is a risk that VoltH2 will default and we as lender may not receive repayment in full of the funds loaned. This risk is increased by virtue of the fact that these loans were made on an unsecured basis. If this were to occur, it could have a material, adverse effect on our financial condition, reduce the amount of funds available to support our growth initiatives and other capital requirements and impede our ability to operate our business and focus on our primary hydrogen business strategy.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

3.01	Articles of Incorporation of the Company, filed with the Nevada Secretary of State on August 17, 2015, filed as an exhibit to the Registration Statement on Form S-1, filed with the Securities and Exchange Commission (the “Commission”) on June 29, 2016 and incorporated herein by reference.

3.02	Certificate of Correction to the Articles of Incorporation of the Company, filed with the Nevada Secretary of State on August 18, 2015, filed with the Nevada Secretary of State on August 18, 2015, filed as an exhibit to the Registration Statement on Form S-1, filed with the Commission on June 29, 2016 and incorporated herein by reference.

3.03	Bylaws of the Company, filed as an exhibit to the Registration Statement on Form S-1, filed with the Commission on June 29, 2016 and incorporated herein by reference.

3.04	Form of Articles of Amendment to Articles of Incorporation, filed with the Nevada Secretary of State on September 29, 2020, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on October 5, 2020 and incorporated herein by reference.

10.1	Promissory Note dated August 25, 2021, filed as an exhibit to the Current Report on Form 8-K filed with the Commission on August 26, 2021 and incorporated herein by reference

10.2

First Amendment to June 7, 2021 Promissory Note, dated August 25, 2021 filed as an exhibit to the Current Report on Form 8-K filed with the Commission on August 26, 2021 and incorporated herein by reference

10.3

First Amendment to June 28, 2021 Promissory Note, dated August 25, 2021, filed as an exhibit to the Current Report on Form 8-K filed with the Commission on August 26, 2021 and incorporated herein by reference

31.01*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from Vision Hydrogen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISION HYDROGEN CORPORATION

Date: October 15, 2021	By:	/s/ ANDREW HIDALGO
Andrew Hidalgo
Chief Executive Officer (Principal Executive Officer)

Date: October 15, 2021	By:	/s/ MATTHEW HIDALGO
Matthew Hidalgo
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

