Form 10-K
period 2021-12-31
VISION HYDROGEN Corp
filed 2022-04-15
CIK 1676580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2021, based on the closing sales price of the common stock as quoted on the OTCQB was $78,924,103. For purposes of this computation, all officers, directors, and 5 percent beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

As of April 15, 2022, there were 21,316,958 shares of registrant’s common stock outstanding.

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

Overview

Vision Hydrogen Corporation “Vision” was incorporated in the state of Nevada on August 17, 2015 as H/Cell Energy Corporation and is based in Jersey City, New Jersey. On November 8, 2021, we entered into a Stock Purchase Agreement with VoltH2 Holdings AG, a Swiss corporation, and shareholders of VoltH2 pursuant to which we acquired VoltH2 Holdings AG (“VoltH2”). Pursuant to the Stock Purchase Agreement, we acquired an 84.1% interest of VoltH2, and together with our existing 15.9% ownership interest, we now own 100% of VoltH2. VoltH2 is a European-based developer of clean hydrogen production facilities for the supply of commercial off-take volumes of clean hydrogen to manufacturers, gas and power traders, industrial consumers, and both heavy and marine transportation sectors that have pivoted away from carbon emitting energy sources and fuels.

The VoltH2 acquisition was accounted for as an asset acquisition with no step up basis due to the 15.9% ownership of VoltH2 by Vision prior to the acquisition and due to VoltH2 being an early stage company that has not generated revenues and lacks outputs. Since this transaction does not constitute the acquisition of a business, but a transfer of long lived there is no step up in basis. The SEC generally will not permit the recognition of gain in the transferor’s financial statements or a step-up in basis on the transferee’s books for sales or transfers of long-lived assets when related parties are involved. As a result of the Company’s previously held 15.9% interest in VoltH2, it was determined to be a related party. The acquisition consideration consisted of 8,409,0981 shares of Vision Hydrogen Corporation common stock granted on the acquisition date of November 8, 2021 at a closing market price of $11.  A deemed dividend for the excess share price over cost basis of the net assets of ($1,340,426) was recorded in the amount of $93,840,427.

Following our acquisition of VoltH2 , we plan to expand the inventory of prospective development sites for clean  hydrogen production, replicating what has been initiated in Northwestern Europe . We aim to secure development sites at enviable locations that are proximate to existing gas and power infrastructure, within industrial clusters and with access to multi-modal logistics, including road, rail, water, barge, pipeline, for the distribution of hydrogen molecules to off-takers and  end users. The job development cycle of  each site typically ranges 12 months to 36 months, prior to construction, and is largely influenced by local planning, permits, regulations and economic feasibility including the cost of procuring low carbon electrons to supply the future electrolysers, and offtake contracts  for the hydrogen gas. In 2021, two locations have been secured and building and environmental permits have been acquired. Both projects are being developed with an estimated final investment decision scheduled for Q4-2022/Q1-2023. Until March 31, 2022, no offtake contract have been signed. The business development team is exploring the market and is negotiating with several off takers also known as end users of hydrogen.

Every project will be integrated into a separate special purpose vehicle (“SPV”)of which VoltH2 Vlissingen B.V., our subsidiary through the acquisition of VoltH2, is the first of two. Our second is Volt H2 Tereneuzen B.V. Our mission is to develop our project in Vlissingen  and Terneuzen, both located in The Netherlands while seeking to identify and secure other strategic locations to expand the concept. This includes the securing of land to develop new projects in different countries.  Germany, Belgium and the Netherlands also have existing large pipeline networks that have been transporting hydrogen for decades. The Belgium, Netherlands and Luxemburg area (Benelux)  has the largest hydrogen network in the world and consumption of hydrogen has reached almost 1.8 million tons of hydrogen per year.

We plan to generate revenue by divesting our projects in full, in part to energy industry participants and/or selling fractional ownership interests in sites under development. In addition, we plan to provide consulting services to other developers, industry participants, and governments focused on hydrogen production infrastructure projects. Lastly, as a long-term revenue opportunity, we plan to sell hydrogen production once plants are built and commissioned. We are currently in discussion with private landowners, such as energy companies, commodity traders, utilities, and industrial process customers. We may also purchase land if we believe it is practical and economically viable.

Recent Transactions

Acquisition of VoltH2 Holdings AG

On November 8, 2021, we entered into a Stock Purchase Agreement with VoltH2 Holdings AG, a Swiss corporation, and the other shareholders of VoltH2 (each, a “Seller”, and together, the “Sellers”) pursuant to which we acquired VoltH2 (the “Acquisition”). VoltH2 is a European-based developer of clean hydrogen production facilities for the supply of commercial offtake volumes of clean hydrogen to manufacturers, gas and power traders, industrial consumers, and both heavy and marine transportation sectors that have pivoted away from carbon emitting energy sources and fuels.

Pursuant to the Stock Purchase Agreement, we acquired an 84.1% interest of VoltH2, and together with our existing 15.9% ownership interest, we now own 100% of VoltH2. The Acquisition was completed in exchange for 8,409,091 shares of our common stock (the “Consideration Shares”). In connection with the Acquisition, we also entered into an indemnification escrow agreement with one of the Sellers providing for the periodic release of up to 1,768,182 of the Consideration Shares and a pledge and security agreement to grant to us a continuing security interest in the Escrowed Shares to secure such Seller’s indemnity obligations under the Stock Purchase Agreement. As mentioned earlier the acquisition consideration consisted of 8,409,0981 shares of Vision Hydrogen Corporation common stock granted on the acquisition date of November 8, 2021 at a closing market price of $11.  A deemed dividend for the excess share price over cost basis of the net assets of ($1,340,426) was recorded in the amount of $93,840,427.

Market Potential

As the world’s fossil fuel supply continually diminishes while causing harm to the planet, we believe that hydrogen is the most reliable alternative to carbon fossil fuels, as it leaves zero greenhouse gas residues and can be used at any time of the day or night, as well as in any weather conditions, unlike renewable energy from solar and wind.

Hydrogen is fast becoming a significant factor in the planning of future energy production and is anticipated by energy analysts to become more widely competitive as an alternative energy source by as early as 2030 as economies of scale drive-down the cost of fuel cells and electrolysers with the addition of lower costs for wind and solar power. According to the International Energy Agency report on hydrogen in north-western Europe the region is well placed to lead hydrogen adoption as a clean energy vector. Today, this region concentrates around 5% of global hydrogen demand and 60% of European demand. Moreover, the region is home to the largest industrial ports in Europe, where much of this hydrogen demand is located, and presents a well-developed natural gas infrastructure connecting these ports with other industrial hubs. This gas network could be partially repurposed to facilitate hydrogen delivery from production sites to demand centers. Governments in this region also have ambitious goals for greenhouse gas (GHG) emissions reduction and strong political interest in hydrogen as an opportunity to maintain industrial activity in the region.

Technology Overview

There are great benefits to hydrogen energy such as being used as fuel for transportation and electricity. The use of hydrogen as a fuel produces no carbon dioxide or other greenhouse gases. Unlike fossil fuels, the sole emission from hydrogen fuel is chemically pure water. Hydrogen can be extracted from water using renewable energy from the sun and unlike batteries, hydrogen energy can be stored indefinitely. There is no drilling, fracking or mining required to produce hydrogen energy. We believe it is safe and efficient, and the cleanest energy source on the planet.

Competition

In Northwestern Europe, the market for green hydrogen or hydrogen produced by renewable energy is growing. Vision is the first adapter in the Benelux with two projects. Recently, RWE Renewables Co. has started the third project development in The Netherlands. Other energy companies are eager to start hydrogen production facilities. As an early adapter, Vision can and will have a guiding role in the development of green hydrogen. The current demand for hydrogen outnumbers the scheduled production for the next five to ten years. We believe that all competitors will face a high demand.

Government Regulations; Regulatory Matters

Our business activities require compliance with government and provisional regulations, including environmental regulations. Each plant must adhere to specific regulatory requirements of the permits. Without environmental permits and being compliant with international environmental and health safety and environmental standards, projects cannot reach the engineering, procurement and construction phase at final investment decision.

Government Incentives

We intend to focus on states on regions whose government supports a regulatory standard that promotes hydrogen production and consumption. These governments have established various incentives and financial mechanisms to accelerate and promote the use of hydrogen as renewable energy sources. These incentives may take the form of support for infrastructure and hydrogen transportation versus monetary incentives. The Netherlands, Germany, and Belgium  have announced plans to support the development of green hydrogen initiatives. For example, in June 2020, as part of its economic COVID-19 stimulus package, Germany announced €9.0 billion of funding earmarked for expansion of hydrogen production. Funding is still to be determined, but specific areas could include, infrastructure conversions and new pipeline development. Pursuant to its “European Green Deal”, the EU has set the objective to become climate-neutral by 2050. This means that emissions of GHG must not exceed GHG removals and implies a phase-out of fossil fuels in the EU energy system. While renewable electricity can replace fossil fuels in many uses, it cannot easily replace them completely in road freight, shipping and aviation, or in industrial activities such as steel production, where fossil fuels are used as an energy source and as a reactant. However, hydrogen can play an important role in achieving climate neutrality in these areas. In The Netherlands, the government is developing a new subsidy scheme, called “Opschalingsinstrument Waterstof”, which is to be specially designed for developing green hydrogen facilities with a capacity from 5MW to 50MW. Details will be published in the summer of 2022 and application will be available in Q3/Q4 2022. With the current available information regarding this subsidy, Vision has the intention but cannot provide any assurances that we will apply for the Dutch projects.

Employees

As of March 31, 2022, we had  nine full-time employees. We plan to hire employees on an as-needed basis. None of our employees are represented by labor unions, and we believe that our relations with our employees are good.

Item 1A. Risk Factors

Risks Related to Our Financial Position and Need for Additional Capital

We have a short operating history and have generated minimal revenue to date. This makes it difficult to evaluate our future prospects and increases the risk that we will not be successful.

We were incorporated in August 2015, have been operating for less than seven years, and have recently sold off our operating subsidiaries as we look to pivot our business plan. Those operating subsidiaries generated all of our revenue, and we have never generated revenue from other sources. As a result, we have a very limited operating history for you to evaluate in assessing our future prospects. We are subject to all risks inherent in a developing business enterprise. Our likelihood of continued success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the services industry and the competitive and regulatory environment in which we operate. As a new industry, there are few established companies whose business models we can follow. Similarly, there is little information about comparable companies for potential investors to review in making a decision about whether to invest in the Company.

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

Global economic uncertainty and financial market volatility caused by political instability, changes in international trade relationships and conflicts, such as the conflict between Russia and Ukraine, could make it more difficult for us to access financing and could adversely affect our business and operations.

Our ability to raise capital is subject to the risk of adverse changes in the market value of our stock. Periods of macroeconomic weakness or recession and heightened market volatility caused by adverse geopolitical developments could increase these risks, potentially resulting in adverse impacts on our ability to raise further capital on favorable terms. The impact of geopolitical tension, such as a deterioration in the bilateral relationship between the US and China or an escalation in conflict between Russia and Ukraine, including any resulting sanctions, export controls or other restrictive actions that may be imposed by the US and/or other countries against governmental or other entities in, for example, Russia, also could lead to disruption, instability and volatility in global trade patterns, which may in turn impact our ability to source necessary reagents, raw materials and other inputs for our research and development operations.

We may be adversely affected by the effects of inflation.

Inflation has the potential to adversely affect our business, results of operations, financial position and liquidity by increasing our overall cost structure, particularly if we are unable to achieve commensurate increases in the prices we charge our customers. The existence of inflation in the economy has the potential to result in higher interest rates and capital costs, supply shortages, increased costs of labor and other similar effects. As a result of inflation, we may experience increases in the costs of labor, materials, and other inputs, such as engineering consultants. Although we may take measures to mitigate the impact of this inflation through [pricing actions and] efficiency gains, if these measures are not effective our business, results of operations, financial position and liquidity could be materially adversely affected. Even if such measures are effective, there could be a difference between the timing of when these beneficial actions impact our results of operations and when the cost inflation is incurred. [Additionally, the pricing actions we take could result in a decrease in market share.]

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

We are highly dependent on the services of our key personnel, Andre Jurres, Andrew Hromyk and Arron Smyth who serve as our Co-Chief Executive Officers, Executive Vice President and Matthew Hidalgo, who serves as our Chief Financial Officer. Andre Jurres has an employment contract through December 31 2022 and we have no agreements with Andrew Hromyk, Arron Smyth, or Matthew Hidalgo regarding their employment, and each of them may terminate their employment with us at any time, though we are not aware of any present intention of any of these individuals to leave us.

We expect to expand our development and operational capabilities and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

As of December 31, 2021, we had nine full-time employees. As we identify and develop site, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the area of sales and marketing. To manage our anticipated future growth, we must:

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

As of December 31, 2021, we had aggregate U.S. federal net operating loss, or NOL, carryforwards of approximately $2,166,500 million. Our U.S. federal NOLs generated in taxable years ending prior to 2018 could expire unused. Under the Tax Cuts and Jobs Act, as modified by the CARES Act, U.S. federal NOLs incurred in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such U.S. federal NOLs in tax years beginning after December 31, 2017 is generally limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act or the CARES Act.

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

As of March 31, 2021, our officers, directors and principal shareholders, in the aggregate, beneficially own or control the votes of approximately 59.12% of our outstanding common stock. As a result, these stockholders, acting together, will have the ability to control substantially all matters submitted to our stockholders for approval, including:

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

Our common stock is currently traded, but with very low if any, volume, based on quotations on the OTCQB Market, meaning that the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small or non-existent. During the year ended December 31, 2021, there was an average of approximately 251 shares traded per trading day, with no trading on 101 of 253 trading days. This situation is attributable to a number of factors, including the fact that we are a small company which is still relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that trading levels will be sustained.

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

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or the other rules and regulations of the SEC, or any securities exchange relating to public companies. The Sarbanes-Oxley Act of 2002, as amended, or Sarbanes-Oxley, as well as rules subsequently adopted by the SEC to implement provisions of Sarbanes-Oxley, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC has adopted additional rules and regulations in these areas, such as mandatory “say on pay” voting requirements that apply to us. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate. Compliance with the various reporting and other requirements applicable to public companies requires considerable time and attention of management. We cannot assure you that we will satisfy our obligations as a public company on a timely basis.

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

During evaluation of disclosure controls and procedures as of December 31, 2021 conducted as part of our annual audit and preparation of our annual financial statements, management conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective. Management determined that at December 31, 2021, we had a material weakness that relates to the relatively small number of staff who have bookkeeping and accounting functions. In addition, we lacked sufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of U.S. GAAP and SEC disclosure requirements. This limited number of staff prevents us from segregating duties within our internal control system.

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

Upon the purchase of Volt on November 8, 2021 the Company acquired a lease for new office space in the Netherlands at Groot Arsenaal. Rijtuigweg 44 4611 EL Bergen-op-Zoom, for a term of three years at a cost of $3,571 a month.

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

	Closing Price
	High	Low

Year Ended December 31, 2020
First Quarter	$16.80	$3.22
Second Quarter	$9.20	$3.44
Third Quarter	$6.60	$2.35
Fourth Quarter	$31.00	$3.00

Year Ended December 31, 2021
First Quarter	$26.51	$10.50
Second Quarter	$15.93	$9.91
Third Quarter	$11.99	$8.10
Fourth Quarter	$12.75	$8.25

On April 11, 2022, the closing sale price of our common stock, as reported by the OTC Markets, was $8.25 per share. On April 11, 2022, there were 60 holders of record of our common stock. Because certain of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Equity Compensation Information

There was no equity compensation or outstanding equity compensation plans for the year ended December 31, 2021 except as set forth below:

●	Each of our directors Michael Doyle and Charles Benton were issued 2,500 shares of common stock each in May 2021 and in November 2021

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

Overview

Vision Hydrogen Corporation was incorporated in the state of Nevada on August 17, 2015 as H/Cell Energy Corporation and is based in Jersey City, New Jersey. On November 8, 2021, we entered into a Stock Purchase Agreement with VoltH2 Holdings AG, a Swiss corporation, and shareholders of VoltH2 pursuant to which we acquired VoltH2 Holdings AG (“VoltH2”). Pursuant to the Stock Purchase Agreement, we acquired an 84.1% interest of VoltH2, and together with our existing 15.9% ownership interest, we now own 100% of VoltH2. VoltH2 is a European-based developer of clean hydrogen production facilities for the supply of commercial off-take volumes of clean hydrogen to manufacturers, gas and power traders, industrial consumers, and both heavy and marine transportation sectors that have pivoted away from carbon emitting energy sources and fuels.

The VoltH2 acquisition was accounted for as an asset acquisition with no step up basis due to the 15.9% ownership of VoltH2 by Vision Hydrogen prior to the acquisition and due to VoltH2 being an early stage company that has not generated revenues and lacks outputs. Since this transaction does not constitute the acquisition of a business, but a transfer of long lived there is no step up in basis. The SEC generally will not permit the recognition of gain in the transferor’s financial statements or a step-up in basis on the transferee’s books for sales or transfers of long-lived assets when related parties are involved. As a result of the Company’s previously held 15.9% interest in VoltH2, it was determined to be a related party. The acquisition consideration consisted of 8,409,0981 shares of Vision Hydrogen Corporation common stock granted on the acquisition date of November 8, 2021 at a closing market price of $11. A deemed dividend for the excess share price over cost basis of the net assets of ($1,340,426) was recorded in the amount of $93,840,427.

Following our acquisition of VoltH2, we plan to expand the inventory of prospective development sites for clean hydrogen production, replicating what has been initiated in Northwestern Europe. We aim to secure development sites at enviable locations that are proximate to existing gas and power infrastructure, within industrial clusters and with access to multi-modal logistics, including road, rail, water, barge, pipeline, for the distribution of hydrogen molecules to off-takers and end users. The job development cycle of each development site typically ranges 12 months to 36 months, prior to construction, and is largely influenced by local planning, permits, regulations and economic feasibility including the cost of procuring low carbon electrons to supply the future electrolysers, and offtake contracts for the hydrogen gas. In 2021, two locations have been secured and building and environmental permits have been acquired. Both projects are being developed with an estimated final investment decision scheduled for Q4-2022/Q1-2023. Until March 31, 2022, no offtake contract have been signed. The business development team is exploring the market and is negotiating with several off takers also known as end users of hydrogen.

Every project will be integrated into a separate special purpose vehicle (“SPV”) of which VoltH2 Vlissingen B.V., our subsidiary through the acquisition of VoltH2, is the first of two. Our mission is to develop our project in Vlissingen and Terneuzen, both located in The Netherlands while seeking to identify and secure other strategic locations to expand the concept. This includes the securing of land to develop new projects in different countries. Germany, Belgium and the Netherlands also have existing large pipeline networks that have been transporting hydrogen for decades. The Belgium, Netherlands and Luxemburg area (Benelux) has the largest hydrogen network in the world and consumption of hydrogen has reached almost 1.8 million tons of hydrogen per year.

We plan to generate revenue by divesting our projects in full, in part to energy industry participants and/or selling fractional ownership interests in sites under development. In addition, we plan to provide consulting services to other developers, industry participants, and governments focused on hydrogen production infrastructure projects. Lastly, as a long-term revenue opportunity, we plan to sell hydrogen production once plants are built and commissioned. We are currently in discussion with private landowners, such as energy companies, commodity traders, utilities, and industrial process customers. We may also purchase land if we believe it is practical and economically viable.

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

As reflected in the year-end financial statements, the Company had a net loss $988,437 and net cash used in operations of $872,681 for the year ended December 31, 2021. In addition, the Company is a start up in the renewable energy space and has generated limited revenues to date.

Management has evaluated the significance of these conditions and under these circumstances. These conditions raise substantial doubt about the ability to continue as a going concern. To alleviate these concerns Vision is planning multiple equity raises in 2022.

The annual report has been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Results of Operations

For the years ended December 31, 2021 and 2020

Revenue and Cost of Revenue

We had no revenue or cost of revenue for the years ended December 31, 2021 and 2020.

General and Administrative Expenses

During the year ended December 31, 2021, our total operating expenses were $993,841. This was comprised of $130,875 of accounting and audit fees, $149,206 of personnel costs, $174,721 of management fees – related party, $105,517 in legal fees, $122,500 in stock based compensation, $92,715 in consultancy costs, $46,607 in project costs, $44,124 in dues and subscriptions, $48,500 in director fees and $79,076 in miscellaneous fees.

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

We incurred other income totaling $5,404 the year ended December 31, 2021, including a gain of $20,000 in loan forgiveness offset by $14,596 of interest expense.

We incurred other expenses totaling $155,502 for the year ended December 31, 2020, including $129,180 for cancellation of equity line of credit, $59,298 of interest expense – related party, $43,352 of interest expense and $4,875 of change in fair value earn-out, offset by a gain of $81,203 for notes payable cancellation.

As a result of the foregoing, we had a net loss of $988,437 for December 31, 2021 and a net loss of $1,411,562 for December 31, 2020.

Comprehensive loss was $954,048 for December 31, 2021 due to foreign currency translation gain of $34,389. There was no foreign currency translation gain or loss for 2020 and comprehensive loss was same as net loss at $1,411,562.

There was a deemed dividend of $93,840,427 for year ended December 31, 2021. There was no deemed dividend in December 31, 2020.

Net comprehensive loss attributable to common shareholders was $94,794,475 for the year ended December 31, 2021 and $1,411,562 for year ended December 31, 2020.

For discontinued operations please refer to note 11.

Liquidity and Capital Resources

As of December 31, 2021, we had a working capital deficit of $306,520, comprised of $153,749 in cash, $60,613 in sales tax receivable, $29,453 in prepaid expenses offset by $442,966 in accounts payable and accrued expenses, $67,404 in accrued wage taxes, and $39,965 in current portion of operating lease.

At December 31, 2021, non-current assets included $25,233 in website development costs, $22,932 in property and equipment and $106,620 in operating lease – right of use asset.

At December 31, 2021 non-current liabilities consisted of long term portion of operating lease of $66,655.

For the year ended December 31, 2021, we used $872,681 of cash in operating activities, which represented our net loss from continuing operations of $988,437, $3,245 in depreciation and amortization, $122,500 in stock-based compensation, $70,000 in other current assets, $6,381 in sales tax receivable offset by $56,313 in accounts payable and accrued expenses, $10,057 in prepaid expenses and $20,000 in loan forgiveness.

For the year ended December 31, 2020, we used $412,583 of cash in operating activities, which represented our net loss from continuing operations of $466,731, $94,180 in other assets, $50,462 in depreciation and amortization, $7,993 in stock-based compensation and $4,875 in change in fair value, offset by $98,691 in accounts payable and $4,671 in prepaid expenses.

For the year ended December 31, 2021, we used $787,139 in cash in investing activities due to $349,195 of cash acquired in the VoltH2 acquisition offset by $25,233 in cash paid for website development costs, $1,100,000 in cash paid to VoltH2 for a note receivable and $11,101 in cash paid for fixed assets.

For the year ended December 31, 2020, we used $497,101 in cash in investing activities due to the cash disposed of in the disposition of the two subsidiaries, Pride and PVBJ, and $175,000 in the investment in Volt.

For the year ended December 31, 2021, we generated $1,782,253 in financing activities, due to proceeds from equity financing.

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

Recent Accounting Pronouncements

Please refer to Note 12 in the accompanying financial statements.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

VISION HYDROGEN CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Vision Hydrogen Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Vision Hydrogen Corporation (the Company) as of December 31, 2021, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America. The financial statements of Vision Hydrogen Corporation as of December 31, 2020 were audited by other auditors whose report dated March 12, 2021 expressed an unqualified opinion on those statements.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Going Concern

As discussed in Note 1 to the financial statements, the Company had a going concern due to a negative working capital and losses from operations.

Auditing management’s evaluation of a going concern can be a significant judgment given the fact that the Company uses management estimates on future revenues and expenses which are not able to be substantiated.

To evaluate the appropriateness of the going concern, we examined and evaluate the financial information that was the initial cause along with managements’ plans to mitigate the going concern and managements’ disclosure on going concern.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2021.

Houston, TX April 15, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Vision Hydrogen Corporation, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Vision Hydrogen Corporation as of December 31, 2020 and the related statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/Rosenberg Rich Baker Berman, P.A. PCAOB No.: 89

We served as the Company’s auditor from 2015 to 2020

Somerset, New Jersey

March 12, 2021

VISION HYDROGEN CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020

ASSETS
Current assets
Cash and cash equivalents	$153,749	$7,102
Sales tax receivable	60,613	-
Prepaid expenses	29,453	8,750
Other current assets	-	70,000
Total current assets	243,815	85,852

Website development costs net	25,233	-
Operating lease – right of use asset	106,620	-
Property and equipment, net	22,932	-
Investment in Volt	-	175,000
Total non-current assets	154,785	175,000

Total assets	$398,600	$260,852

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$442,966	$69,521
Accrued wage tax	67,404	-
Current portion of operating lease	39,965	-
Loan payable	-	20,000
Loan payable – related party	-	580,232
Accrued interest – related party	-	16,515
Total current liabilities	550,335	686,268

Noncurrent liabilities
Long term portion of operating lease	66,655	-
Total noncurrent liabilities	66,655	-

Total liabilities	616,990	686,268

Commitments and contingencies

Stockholders’ equity (deficit)
Preferred stock - $0.0001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock - $0.0001 par value; 100,000,000 shares authorized; 21,316,958 and 397,867 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	2,131	40
Additional paid-in capital	4,218,829	3,059,846
Accumulated other comprehensive gain	34,389	-
Accumulated (deficit)	(4,473,739)	(3,485,302)
Total stockholders’ equity (deficit)	(218,390)	(425,416)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$398,600	$260,852

The accompanying notes are an integral part of these consolidated financial statements.

VISION HYDROGEN CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

	For the Years Ended December 31,
	2021	2020

Revenue
Sales	$-	$-
Total revenue	-	-

Cost of goods sold
Direct costs	-	-
Total cost of goods sold	-	-

Gross profit	-	-

Operating expenses
General and administrative expenses	819,120	213,728
Management fees – related party	174,721	97,500
Total operating expenses	993,841	311,228

Loss from operations	(993,841)	(311,228)

Other expenses (income)
Interest expense	14,596	43,353
Interest expense – related party	-	59,298
Loan forgiveness	(20,000)
Equity line write off	-	129,180
Gain on notes payable cancellation	-	(81,203)
Change in fair value earn-out	-	4,875
Total other expenses	(5,404)	155,503

Net (loss) from continuing operations	$(988,437)	$(466,731)

Net (loss) from discontinued operations (including loss on disposal of $789,425)	-	(944,831)

Net (loss)	$(988,437)	$(1,411,562)

Other comprehensive income (loss), net

Foreign currency translation adjustment	34,389	-

Comprehensive (loss)	$(954,048)	$(1,411,562)

Deemed dividend from Volt acquisition	(93,840,427)	-

Net comprehensive loss attributable to common shareholders	$(94,794,475)	$(1,411,562)

Loss per share (continuing operations)
Basic	$(0.07)	$(1.18)
Diluted	$(0.07)	$(1.18)
Loss per share (discontinued operations)
Basic	$0.00	$(2.40)
Diluted	$0.00	$(2.40)
Loss per share (attributable to common shareholders)
Basic	$(7.17)	$(1.18)
Diluted	$(7.17)	$(1.18)
Weighted average common shares outstanding
Basic	13,217,639	394,197
Diluted	13,217,639	394,197

The accompanying notes are an integral part of these consolidated financial statements.

VISION HYDROGEN CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEAR ENDED DECEMBER, 31 2020

	Common Stock		Preferred Stock		Additional		Accumulated Other	Total
	Number of Shares	Amount	Number of shares	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Gain (Loss)	Stockholders’ Equity (Deficit)
Beginning January 1, 2020	386,276	$39	-	$-	$2,970,419	$(2,073,740)	$-	$896,718

Stock-based compensation	-	-	-	-	7,993	-	-	7,993

Equity financing	6,302	-	-	-	26,020	-	-	26,020

Conversion of first fire convertible notes	5,000	1	-	-	15,460	-	-	15,461

Debt extinguishment	-	-	-	-	39,954	-	-	39,954

Share issuance	289	-	-	-	-	-	-	-

Net loss	-	-	-	-	-	(1,411,562)	-	(1,411,562)

Ending December 31, 2020	397,867	$40	-	$-	$3,059,846	$(3,485,302)	$-	$(425,416)

The accompanying notes are an integral part of these consolidated financial statements.

VISION HYDROGEN CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEAR ENDED DECEMBER, 31 2021

	Common Stock		Preferred Stock		Additional		Accumulated Other	Total
	Number of Shares	Amount	Number of shares	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Gain (Loss)	Stockholders’ Equity (Deficit)
Beginning January 1, 2021	397,867	$40	-	$-	$3,059,846	$(3,485,302)	$-	$(425,416)

Stock-based compensation	10,000	-	-	-	122,500	-	-	122,500

Equity financing	9,500,000	950	-	-	1,781,303	-	-	1,782,253

Conversion of related party debt to equity	3,000,000	300	-	-	596,447	-	-	596,747

Foreign currency translation adjustment	-	-	-	-	-	-	34,389	34,389

Volt acquisition	8,409,091	841	-	-	92,499,160	-	-	92,500,001

Deemed dividend on Volt acquisition	-	-	-	-	(93,840,427)	-	-	(93,840,427)

Net loss	-	-	-	-	-	(988,437)	-	(988,437)

Ending December 31, 2021	21,316,958	$2,131	-	$-	$4,218,829	$(4,473,739)	$34,389	$(218,390)

The accompanying notes are an integral part of these consolidated financial statements.

VISION HYDROGEN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss) from continuing operations	$(988,437)	$(466,731)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,245	50,462
Stock-based compensation	122,500	7,993
Loan forgiveness	(20,000)	-
Change in fair value contingent consideration	-	4,875
Change in operating assets and liabilities:
Other current assets	70,000	94,180
Sales tax receivable	6,381	-
Prepaid expenses and other costs	(10,057)	(4,671)
Accounts payable and accrued expenses	(56,313)	(98,691)

Net cash used in in operating activities – continuing operations	(872,681)	(412,583)
Net cash provided by operating activities – discontinued operations	-	86,425
Net cash used in operating activities	(872,681)	(326,158)

CASH FLOWS FROM INVESTING ACTIVITIES

Investment in Volt	-	(175,000)
Cash paid to VoltH2 for notes receivable	(1,100,000)	-
Cash paid website development costs	(25,233)	-
Cash paid for purchase of fixed assets	(11,101)
Cash acquired in business acquisition	349,195	-
Cash disposed of in disposition of subsidiaries	-	(322,101)

Net cash used in investing activities – continuing operations	(787,139)	(497,101)
Net cash used in investing activities – discontinued operations	-	(21,031)
Net cash used in investing activities	(787,139)	(518,132)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from PPP notes payable	-	20,000
Proceeds from related party debt	-	580,232
Proceeds from issuance of convertible debt	-	75,000
Legal fees associated with financing	-	-
Repayment of convertible debt	-	(90,000)
Proceeds from equity financing	1,782,253	26,020

Net cash provided by financing activities – continuing operations	1,782,253	611,252
Net cash provided by (used in) financing activities – discontinued operations	-	(22,243)
Net cash provided by financing activities	1,782,253	589,009

Net increase (decrease) in cash and cash equivalents	122,433	(255,281)

Effect of foreign currency translation on cash	24,214	(15,237)

Cash and cash equivalents - beginning of period	7,102	277,620
Cash and cash equivalents - end of period	$153,749	$7,102

Supplemental disclosure of non-cash investing and financing activities

Conversion of debt and accrued interest	$596,747	$-
Conversion of First Fire convertible notes	$-	$15,460
Reclassification of deferred offering cost to additional paid in capital	$-	$892

The accompanying notes are an integral part of these consolidated financial statements.

VISION HYDROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

1. ORGANIZATION AND LINE OF BUSINESS

Vision Hydrogen Corporation (the “Company”) was incorporated in the state of Nevada on August 17, 2015 as H/Cell Energy Corporation and is based in Jersey City, New Jersey. The Company changed its name to Vision Hydrogen Corporation in October 2020.

During the year ended December 31, 2020, the Company took significant steps to transition its hydrogen energy business to focus on hydrogen production on a scaled production plant model. During the period, the Company disposed of its interests in both PVBJ and Pride (See Note 11 “Discontinued Operations”) in order to facilitate this transition. As part of the disposition the Company provided certain post-closing support to both PVBJ and Pride through Q3 2020. On August 12, 2020, pursuant to a Seed Capital Subscription Agreement, the Company made an equity investment into VoltH2 Holdings AG (“VoltH2”), a Swiss corporation developing scalable green hydrogen production projects primarily in Europe. VoltH2 is currently planning to develop a 25MW green hydrogen production site near Vlissingen, Netherlands. The investment was for a total purchase price $175,000, representing a 17.5% equity interest in VoltH2.

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

On November 8, 2021, we entered into a Stock Purchase Agreement (the “Purchase Agreement”) with VoltH2 Holdings AG (“VoltH2”), a Swiss corporation, and the other shareholders of VoltH2 (each, a “Seller”, and together, the “Sellers”) pursuant to which we acquired VoltH2 (the “Acquisition”). VoltH2 is a European-based developer of clean hydrogen production facilities for the supply of commercial offtake volumes of clean hydrogen to manufacturers, gas and power traders, industrial consumers, and both heavy and marine transportation sectors that have pivoted away from carbon emitting energy sources and fuels.

Pursuant to the Purchase Agreement, we acquired an 84.1% interest of VoltH2, and together with our existing 15.9% ownership interest, we now own 100% of VoltH2. The Acquisition was completed in exchange for 8,409,091 shares of our common stock (the “Consideration Shares”). In connection with the Acquisition, we also entered into an indemnification escrow agreement (the “Escrow Agreement”) with one of the Sellers providing for the periodic release of up to 1,768,182 of the Consideration Shares (the “Escrowed Shares”) and a pledge and security agreement (the “Pledge and Security Agreement”) to grant to us a continuing security interest in the Escrowed Shares to secure such Seller’s indemnity obligations under the Purchase Agreement.

The VoltH2 acquisition was accounted for as an asset acquisition with no step up basis due to the 15.9% ownership of VoltH2 by Vision Hydrogen prior to the acquisition and due to VoltH2 being an early stage company that has not generated revenues and lacks outputs. Since this transaction does not constitute the acquisition of a business, but a transfer of long lived there is no step up in basis. The SEC generally will not permit the recognition of gain in the transferor’s financial statements or a step-up in basis on the transferee’s books for sales or transfers of long-lived assets when related parties are involved. As a result of the Company’s previously held 15.9% interest in VoltH2, it was determined to be a related party. The acquisition consideration consisted of 8,409,098 shares of Vision Hydrogen Corporation common stock granted on the acquisition date of November 8, 2021 at a closing market price of $11. A deemed dividend for the excess share price over cost basis of the net assets of ($1,340,426) was recorded in the amount of $93,840,427.

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

As reflected in the year-end financial statements, the Company had a net loss $988,437 and net cash used in operations of $872,681 for the year ended December 31, 2021. In addition, the Company is a start up in the renewable energy space and has generated limited revenues to date.

Management has evaluated the significance of these conditions and under these circumstances These conditions raise substantial doubt about the ability to continue as a going concern.To alleviate these concerns Vision is planning multiple equity raises in 2022.

The annual report has been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All inter-company transactions and balances have been eliminated upon consolidation.

VISION HYDROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

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

Accounts Receivable

Accounts receivable are recorded when invoices are issued and are presented in the balance sheet net of the allowance for doubtful accounts. The allowance for doubtful accounts is estimated based on the Company’s historical losses, the existing economic conditions in the construction industry, and the financial stability of its customers. Accounts are written off as uncollectible after collection efforts have failed. In addition, the Company does not generally charge interest on past due accounts or require collateral. As of December 31, 2021 and 2020, there was no allowance for doubtful accounts required.

Comprehensive Gain/Loss

Comprehensive loss consists of two components, net loss and other comprehensive loss. The Company’s other comprehensive loss is comprised of foreign currency translation adjustments. The balance of accumulated other comprehensive loss is $34,389 as of December 31, 2021. At December 31, 2020 due to the disposition of Pride on May 18, 2020. Comprehensive loss is included in discontinued operations on the statement of operations for year ended December 31, 2020.

The functional and reporting currency of the Company is the United States Dollar (“U.S. Dollar”).

For the year ended December 31 2021 the Company recorded comprehensive gain of $34,389. The balance of comprehensive loss and accumulated comprehensive loss has been reclassified to discontinued operations as of December 31, 2020 due to the disposition of Pride on May 18, 2020. For year ended December 31, 2020, the Company recorded other comprehensive loss of $13,100, which has been included in net loss from discontinued operations on the condensed consolidated statement of operations.

VISION HYDROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

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

For the year ended December 31, 2021, the Company recorded $34,389 in comprehensive gain. For the year ended December 31, 2020, the Company recorded no other comprehensive loss. The balance of comprehensive loss and accumulated comprehensive loss has been reclassified to discontinued operations as of December 31, 2020 due to the disposition of Pride on May 18, 2020.

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

Stock-Based Compensation

The Company recognizes expense for its stock-based compensation based on the fair value of the awards at the time they are granted. We estimate the value of stock option awards on the date of grant using the Black-Scholes model. The determination of the fair value of stock-based payment awards on the date of grant is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, expected term, risk-free interest rate and expected dividends. The impact of forfeitures are recorded in the period in which they occur. There are no outstanding awards as of December 31, 2021.

VISION HYDROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

Website Development Costs

Website development costs were for a new company website created in 2021 and is amortized over 3 years.

Leases

Please see note 6.

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

The federal income tax returns of the Company are subject to examination by the IRS, generally for the three years after they are filed. The Company’s 2020, 2019, and 2018 income tax returns are still open for examination by the taxing authorities.

Asset acquisitions

Asset acquisitions are measured based on their cost to us, including transaction costs incurred by us. An asset acquisition’s cost or the consideration transferred by us is assumed to be equal to the fair value of the net assets acquired. If the consideration transferred is cash, measurement is based on the amount of cash we paid to the seller, as well as transaction costs incurred by us. Consideration given in the form of nonmonetary assets, liabilities incurred or equity interests issued is measured based on either the cost to us or the fair value of the assets or net assets acquired, whichever is more clearly evident. The cost of an asset acquisition is allocated to the assets acquired based on their estimated relative fair values. We engage third-party appraisal firms to assist in the fair value determination of inventories, identifiable long-lived assets and identifiable intangible assets. Goodwill is not recognized in an asset acquisition. See note 17 for further information.

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

In October 2020, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission, whereby the Company registered 12,500,000 shares of its common stock for sale as a company offering. First Finance Limited which is an investment firm of which co-CEO Andrew Hromyk is a principal bought 1,000,000 shares.

There was $137,500 and $86,250 of management fees expensed for the years ended December 31, 2021 and December 31, 2020 to Turquino Equity LLC (“Turquino”), a former significant shareholder owned by our former Chief Executive Officer and Chief Financial Officer. Services provided were continuing the management positions of the Company.

There was $37,221 and $0 of management fees expensed for the years ended December 31, 2021 and December 31, 2020 to Volt Energy B.V. a company owned by our co-CEO Andre Jurres for the management position of the Company.

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

VISION HYDROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

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

On November 8, 2021 Andrew Hidalgo, our former Chief Executive Officer, has been appointed as our Senior Vice-President. Mr. Hidalgo also resigned as a director. Also on November 8, 2021, the Company entered into a services agreement (the “Turquino Services Agreement”) with Turquino Equity LLC providing for payment of $25,000 per month for Mr. Hidalgo’s continued service to the Company and for Matthew Hidalgo’s continued services as Chief Financial Officer.

On November 8, 2021, we entered into a Stock Purchase Agreement (the “Purchase Agreement”) with VoltH2 Holdings AG (“VoltH2”), a Swiss corporation, and the other shareholders of VoltH2 (each, a “Seller”, and together, the “Sellers”) pursuant to which we acquired VoltH2 (the “Acquisition”). First Finance Limited Europe which is an investment firm of which co-CEO Andrew Hromyk is a principal owned 725,000 shares of VoltH2.

Andre Jurres is a director of the IT consulting company Diablo ICT B.V. For the year ended December 31, 2021 Volt H2 paid Diablo $7,860 for IT services rendered.

4.	SIGNIFICANT CONCENTRATIONS OF CREDIT RISK

Cash is maintained at an authorized deposit taking institution (bank) incorporated in the United States and The Netherlands is insured by the U.S. Federal Deposit Insurance Corporation and the Dutch Central Bank up to $250,000 and $114,000 respectively. As of December 31, 2021 hold and December 31, 2020 the balances were fully covered.

5.	MAJOR CUSTOMERS

Due to the sale of Pride and PVBJ the Company had no major customers for the year ended December 31, 2021 or 2020

VISION HYDROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

6.	LEASES

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

Upon the purchase of Volt on November 8, 2021 the Company acquired a lease for new office space in the Netherlands, for a term of three years. The Company analyzed this lease and determined that this agreement meets the definition of a lease under ASU 2016-02 as it provides management with the exclusive right to direct the use of and obtain substantially all of the economic benefits from the identified leased asset, which is the office space. Management also analyzed the terms of this arrangement and concluded it should be classified as an operating lease, as none of the criteria were met for finance lease classification. As there was only one identified asset, no allocation of the lease payments was deemed necessary. Management did not incur any initial direct costs associated with this lease. As of the commencement date, a right of use asset and lease liability of $102,331 was recorded on the consolidated balance sheet based on the present value of payments in the lease agreement. Per review of the lease agreement, there was no variable terms identified and there is no implicit rate stated. Therefore, the Company determined the present value of the future minimum lease payments based on the incremental borrowing rate of the Company. The incremental borrowing rate was determined to be 4%, as this is the rate which represents the incremental borrowing rate for the Company, on a collateralized basis, in a similar economic environment with similar payment terms.

The future minimum payments on operating leases for each of the next three years and in the aggregate amount to the following:

2022	$43,500
2023	43,500
2024	39,875
Total lease payments	126,875
Less: present value discount	(20,255)
Total operating lease liabilities	$106,620

The weighted-average remaining term of the Company’s operating leases was 2.8 years and the weighted-average discount rate used to measure the present value of the Company’s operating lease liabilities was 4% as of December 31, 2021.

Rent expense for the years ended December 31, 2021 and 2020 was $5,474 and $1,319, respectively, and is included in “General and Administrative” expenses on the related statements of operations.

As of December 31, 2020, the Company had no operating leases.

Finance Leases

As of December 31, 2021 and December 31, 2020, the Company had no finance leases.

7.	STOCK OPTIONS AWARDS AND GRANTS

On May 12, 2021 and November 12, 2021 directors Michael Doyle and Charles Benton were each awarded 2,500 shares each.

A summary of the stock grant activity and related information is as follows:

	Shares	Share Price	Value
May 12, 2021 Grants	5,000	$15.00	$75,000
November 12, 2021 Grants	5,000	$9.50	$47,500
Total	10,000	-	$122,500

As of December 31, 2021, there was no unrecognized compensation expense as all option holders had their options forfeited through the sale of Pride and PVBJ.

VISION HYDROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

8.	SEGMENT INFORMATION

Prior to the disposition of Pride and PVBJ, the Company’s business was organized into two reportable segments: renewable systems integration revenue and non-renewable systems integration revenue. Due to the sale of both Pride and PVBJ (See Note 11 ‘Discontinued Operations’) the Company operates in only one reportable segment. Please refer to the Management’s Discussion and Analysis for further detail.

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

VISION HYDROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

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

In October 2020, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission, whereby the Company registered 12,500,000 shares of its common stock for sale as a company offering. The registration statement was declared effective in October 2020. The Company sold a total of 12,500,000 shares of Common Stock in January 2021 for total consideration of $2,500,000. The consideration consisted of $596,747 of debt converted to equity (see Note 19) and gross cash proceeds of $1,903,253. The Company incurred $70,000 of legal fees and a $51,000 consulting fee in connection with the capital raise.

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

There were no discontinued operations for the year ended December 31, 2021. The results of discontinued operations for the year ended December 31, 2020 are as follows:

Year Ended December 31, 2020
PVBJ
Revenue
Sales	$722,786
Total revenue	722,786

Cost of goods sold
Direct costs	560,328
Total cost of goods sold	$560,328

Selling, general and administrative	230,807

Net income (loss) for period	$(68,349)

VISION HYDROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

Year ended December 31, 2020
Pride
Revenue
Sales	$1,474,460
Total revenue	1,474,460

Cost of goods sold
Direct costs	1,121,121
Total cost of goods sold	$1,121,121

Selling, general and administrative	440,396

Net income (loss) for period	$(87,057)

Gain (loss) from discontinued operations:

Results from discontinued operations	$(155,406)
Loss on disposal of assets	(789,425)
Loss from discontinued operations	$(944,831)

12.	RECENT ACCOUNTING PRONOUNCEMENTS

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

VISION HYDROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

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

The remaining equity interest of VoltH2 was acquired November 8, 2021 resulting in consolidation accounting see Note 7.

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

All note receivables referenced above are netted out in the consolidation due to 100% ownership of VoltH2 as of November 8, 2021.

15.	INCOME TAXES

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

VISION HYDROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

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

The federal income tax returns of the Company are subject to examination by the IRS, generally for the three years after they are filed. The Company’s 2020, 2019 and 2018 income tax returns are still open for examination by the taxing authorities.

The components of income tax expense (benefit) from continuing operations are as follows:

Year Ended December 31,
	2021	2020
Current
U.S. Federal	$-	$-
U.S. State and local	-	-
Netherlands	-	-
Total current	-	-

Year Ended December 31,
	2021	2020
Deferred
U.S. Federal	$-	$-
U.S. State and local	-	-
Netherlands	-	-
Total deferred	-	-

Total income tax expense	-	-

At December 31, 2021 and 2020, the Company had deferred tax assets from continuing operations loss of $871,374 and $1,050,000, respectively, against which a valuation allowance of $1,230,092 and $1,050,000, respectively, had been recorded. The change in the valuation allowance for the year ended December 31, 2021 was an increase of $180,092. The increase in the valuation allowance for the year ended December 31, 2021 was mainly attributable to an increase in the capital loss carryforward, which resulted in an increase in the Company’s deferred tax asset. The Company periodically assesses the likelihood that it will be able to recover the deferred tax asset. The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income.

Significant components of deferred tax assets from continuing operations at December 31, 2021 and 2020 were as follows:

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforward	518,669	373,000
Capital loss carryforward	833,923	677,000
Share-based compensation	(122,500)	-
Gross deferred tax asset	1,230,092	1,050,000
Less: valuation allowance	(1,230,092)	(1,050,000)
Net deferred tax assets	-	-

16.	INCOME (LOSS) PER SHARE

The following table sets forth the information needed to compute basic loss per share. There are no dilutive securities.

Continuing Operations:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Net (loss) from continuing operations	$(988,437)	$(466,731)
Weighted average common shares outstanding	13,217,639	394,197
Basic net loss per share	$(0.07)	$(1.18)

Discontinued Operations:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Net loss	$-	$(944,831)
Weighted average common shares outstanding	13,217,639	394,197
Basic net loss per share	$0.0	$(3.58)

Comprehensive loss attributable to common shareholders:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Net comprehensive loss attributable to common shareholders	$(94,794,475)	$(1,411,562)
Weighted average common shares outstanding	13,217,639	394,197
Basic net loss per share	$(7.17)	$(0.00)

VISION HYDROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020
17.	BUSINESS ACQUISITION

On November 8, 2021, we entered into a Stock Purchase Agreement (the “Purchase Agreement”) with VoltH2 Holdings AG (“VoltH2”), a Swiss corporation, and the other shareholders of VoltH2 (each, a “Seller”, and together, the “Sellers”) pursuant to which we acquired VoltH2 (the “Acquisition”). VoltH2 is a European-based developer of clean hydrogen production facilities for the supply of commercial offtake volumes of clean hydrogen to manufacturers, gas and power traders, industrial consumers, and both heavy and marine transportation sectors that have pivoted away from carbon emitting energy sources and fuels.

Pursuant to the Purchase Agreement, we acquired an 84.1% interest of VoltH2, and together with our existing 15.9% ownership interest, we now own 100% of VoltH2. The Acquisition was completed in exchange for 8,409,091 shares of our common stock (the “Consideration Shares”). The market price of the shares were $11 on the closing date of November 8, 2021. In connection with the Acquisition, we also entered into an indemnification escrow agreement (the “Escrow Agreement”) with one of the Sellers providing for the periodic release of up to 1,768,182 of the Consideration Shares (the “Escrowed Shares”) and a pledge and security agreement (the “Pledge and Security Agreement”) to grant to us a continuing security interest in the Escrowed Shares to secure such Seller’s indemnity obligations under the Purchase Agreement.

The VoltH2 acquisition was accounted for as an asset acquisition with no step up basis due to the 15.9% ownership of VoltH2 by Vision Hydrogen Corporation prior to the acquisition and due to VoltH2 being an early stage company that has not generated revenues and lacks outputs.  Since this transaction is not an acquisition of a business but yet a transfer of long lived assets (primarily) between two non-operating companies there is no step up in basis allowed. Both of the entities are non-operating entities and the fair value business combination rules do not apply.  When related parties are involved, the SEC generally will not permit the recognition of gain in the transferor’s financial statements or a step-up in basis on the transferee’s books for sales or transfers of long-lived assets. No exceptions are permitted on transactions between a parent company and a subsidiary or between subsidiaries of the same parent, other than in regulated industries when a nonregulated subsidiary sells manufactured goods to a regulated affiliate. The acquisition consideration consisted of 8,409,0981 shares of Vision Hydrogen Corporation common stock granted on the acquisition date of November 8, 2021 at a closing market price of $11.  A deemed dividend for the excess share price over cost basis of the net assets of ($1,340,426) was recorded in the amount of $93,840,427.

For the year ended December 31, 2021, acquisition related costs for the Company were minimal, and are included in general and administration expenses.

Pro forma results for Vision. giving effect to the Volt. acquisition

The following pro forma financial information presents the combined results of operations of Volt and the Company for the year ended December 31, 2021 and 2020. The pro forma financial information presents the results as if the acquisition had occurred as of the beginning of 2021 and 2020.

The unaudited pro forma results presented include amortization charges for acquired intangible assets, interest expense and stock-based compensation expense.

Pro forma financial information is presented for informational purposes and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place as of the beginning of 2021.

	Year Ended December 31, 2021	Year Ended December 31, 2020
Revenues	$-	$-
Net income (loss)	$(2,798,673)	$(1,735,647)
Net income per share:
Basic	$(0.16)	$(4.40)

18.	PROPERTY AND EQUIPMENT

At December 31, 2021 and December 31, 2020, property and equipment were comprised of the following:

	December 31, 2021	December 31, 2020
Furniture and fixtures (5 to 7 years)	$-	$-
Machinery and equipment (5 to 7 years)	-	-
Computer and software (3 to 5 years)	22,932	-
Auto and truck (5 to 7 years)	-	-
Leasehold improvements (life of lease)	-	-
	22,932	-
Less accumulated depreciation	-	-
	$22,932	$-

There was no depreciation expense for the years ended December 31, 2021 and 2020. The computers and software were just ordered in 2021 and installed in 2022.

19.	WEBSITE DEVELOPMENT COSTS

The tables below present a reconciliation of the Company’s website development costs:

Balance at January 1, 2021	$-
Purchases	28,847
Amortization	(3,254)
Balance at December 31, 2021	$25,233

20.	SALES TAX RECEIVABLE

The tables below present a reconciliation of the Company’s sales tax receivable:

Balance at January 1, 2021	$-
Sales tax receivable	60,613
Balance at December 31, 2021	$60,613

21.	SUBSEQUENT EVENTS

On March 7, 2022, we, through our wholly owned subsidiary, entered into a services agreement (the “Services Agreement”) with Volt Energy B.V., a shareholder of 8.3% of our outstanding common stock controlled by our Co-Chief Executive Officer and director Andre Jurres, pursuant to which we agreed to pay Mr. Jurres’ entity €225,000 or equivalent to $244,125 per year with a discretionary annual bonus of up to €112,500 or equivalent to $122,063. The Services Agreement is effective as of December 1, 2021 and expires February 28, 2023 with an option for renewal upon mutual agreement.

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

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our principal executive officer and principal financial officer conclude that, at December 31, 2021, our internal control over financial reporting was not effective for the reason discussed above.

This annual report does not include an attestation report by M&K CPAS PLLC, our independent registered public accounting firm regarding internal control over financial reporting. As a smaller reporting company, our management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names of our executive officers and directors and their age, title, and biography as of March 31, 2022 are set forth below:

Name	Age	Position Held with our Company	Date First Elected or Appointed
Andrew Hromyk	55	Co-Chief Executive Officer and Director	November 8, 2021

Andre Jurres	58	Co-Chief Executive Officer and Director	November 8, 2021

Matthew Hidalgo	38	Chief Financial Officer, Treasurer and Secretary	August 17, 2015

Judd Brammah	53	Director	June 26, 2020

Michael A. Doyle	67	Director	May 12, 2021

Charles F. Benton	71	Director	May 12, 2021

Arron Smyth	42	Executive Vice President	November 8, 2021

Andrew Hidalgo	65	Senior Vice President	November 8, 2021

Business Experience

The following is a brief account of the education and business experience of each director and executive officer of our Company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Andrew Hromyk – Co-Chief Executive Officer and Director.

Andrew is a founding shareholder of VoltH2 and has been an active investor in and operator of numerous development companies during his 30-year career. Since 1995, Mr. Hromyk has been Principal of First Finance Limited and its sister company Century Capital Management Ltd., a private equity investment advisory group based in Vancouver, British Columbia.

Andre Jurres – Co-Chief Executive Officer and Director.

Andre is a founding shareholder of VoltH2, and brings over 20 years’ experience across the energy and telecom sectors. Mr. Jurres has served as the Managing Director of VoltH2 since June 2020. Mr. Jurres has also served as the Managing Director of Volt Energy B.V. since 2017. Mr. Jurres was a co-founder of NPG Energy, an operator of green power projects in the Benelux region, and served as NPG Energy’s Managing Director until 2017. Mr. Jurres was founder and Chief Executive Officer of Essent Belgium, a residential and commercial energy supplier in Belgium. Mr. Jurres has also held other senior positions with Dong Energy, TeliaSonera, Belgacom and KPN mobile.

Matthew Hidalgo – Chief Financial Officer, Treasurer and Secretary.

Matt is responsible for financial management and operations. Matt has over 15 years of experience in finance, accounting, operations, restructuring and the integration of acquisitions. Matt has been a Managing Partner at Turquino since its formation in August 2013. Between February 2010 and December 2013, he was the controller and operations manager for WPCS International – Trenton, Inc., WPCS’ largest subsidiary, managing over $30 million in annual revenue. Between February 2008 and February 2010, Matt managed accounting functions for several Australian subsidiaries of WPCS. After graduating Pennsylvania State University with a B.S. in Accounting, he began his career as an accountant for PriceWaterhouse Coopers LLP, where he focused on preparing financial statements and partnership allocations for hedge funds and private equity firms.

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

Arron Smyth – Executive Vice President

Arron has over 17 years of business experience spanning financial services, investment banking, business leadership and operations in both developed and emerging markets. Since 2018 Mr. Smyth has been Managing Director Europe for the First Finance group of companies, developing and supporting the group’s private equity investments and projects including Evolution Terminals, a Netherlands-based developer of tank terminal and port infrastructure for the bulk storage and handling of clean and sustainable energy products. From 2015 to 2018, Mr. Smyth was a corporate advisor at Brandon Hill Capital.

Andrew Hidalgo – Senior Vice President

With over 25 years of experience in business planning, operations, mergers, acquisitions, financing, corporate governance, SEC compliance and investor relations, Mr. Hidalgo is responsible for the strategic direction and development of the company. He is a Managing Partner at Turquino Equity LLC which is a firm that focuses on private equity investments. Formerly, he was the Founder, Chairman and CEO of WPCS International Incorporated which grew to over $100 million in profitable annual revenue. At WPCS, he raised over $40 million of equity financing and acquired 19 companies on three continents while achieving a NASDAQ Global Market listing. Prior experience included operational and business development roles with 3M, Schlumberger and General Electric where he was a member of the corporate business development committee.

Family Relationships

Matthew Hidalgo is the son of Andrew Hidalgo.

Board Independence and Committees

We are not required to have any independent members of the Board of Directors. The board of directors has determined that Judd Brammah, Andrew Hromyk and Andre Jurres each has a relationship with the company which, in the opinion of the board of directors, would not allow him to be considered as an “independent director” as defined in the Marketplace Rules of The NASDAQ Stock Market.

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

ITEM 11 – EXECUTIVE COMPENSATION

Executive Officer Compensation

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer and one other highest paid individual whose total annual salary and bonus exceeded $100,000 for fiscal years 2021 and 2020.

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Other ($)		Total ($)
Andre Jurres	2021	-	-	-	-	54,699	(1)	54,669
Co-Chief Executive Officer	2020	-	-	-	-	-		-

Matthew Hidalgo	2021	-	-	-	-	137,500	(2)	137,500
Chief Financial Officer	2020	-	-	-	-	97,500	(2)	97,500

Andrew Hidalgo	2021	-	-	-	-	137,500	(2)	137,500
Former Chief Executive Officer	2020	-	-	-	-	97,500	(2)	97,500

(1)	Represents management fees paid to Volt Energy B.V., of which Mr. Jurres is a managing partner.
(2)	Represents total management fees of $137,500 and $97,500 in each of 2021 and 2020, paid to Turquino Equity LLC, of which Andrew and Matthew Hidalgo are managing partners. Andrew Hidalgo resigned as Chief Executive Officer and a director in November 2021.

Option/SAR Grants in Fiscal Year Ended December 31, 2021

None.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

As part of the Acquisition, the Company acquired a services agreement with an entity controlled by Andres Jurres pursuant to which Mr. Jurres was paid €225,000 per year with a discretionary annual bonus of up to €112,500. This agreement expired November 30, 2021 and was replaced by a new services agreement with substantially similar terms that expires in February 2023.

Andrew Hidalgo, our former Chief Executive Officer, was appointed as our Senior Vice-President in November 2021. Also in November 2021, the Company entered into a services agreement with Turquino Equity LLC, an entity controlled by Mr. Hidalgo, providing for payment of $25,000 per month for Mr. Hidalgo’s continued service to the Company and for Matthew Hidalgo’s continued services as Chief Financial Officer.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Total ($)
Michael Doyle	12,750	61,250	74,000
Charles Benton	12,750	61,250	74,000
Judd Brammah	23,000	-	23,000

We account for stock-based instruments issued to directors in accordance with ASC Topic 718. The fair value of the award is calculated by multiplying the number of shares by our stock price on the date of issuance. The valuation assumptions used in calculating the value of stock awards is set forth in Note 7 to our audited consolidated financial statements included herein.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 31, 2022:

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

NAME OF OWNER	NUMBER OF SHARES OWNED (1)	PERCENTAGE OF COMMON STOCK (2)
Directors and Named Executive Officers
Andrew Hromyk (3)	7,560,347	30.10%
Andre Jurres (4)	1,768,182	8.30%
Matthew Hidalgo (5)	250,000	1.17%
Michael Doyle	5,000	0.00%
Charles Benton	5,000	0.00%
Andrew Hidalgo (5)	250,000	1.17%
Arron Smyth (6)	50,000	0.00%
Judd Brammah	2,963,928	14.00%
Officers and Directors as a Group (8 persons)	12,602,457	59.12%

(1) Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

(2) Percentage based upon 21,316,958 of common stock issued and outstanding as of March 31, 2022.

(3) Represents (i) 969,438 shares of common stock owned by First Finance Limited and 6,590,909 shares owned by First Finance Europe Limited. Andrew Hromyk is a director of both entities and has voting and dispositive power over the shares held by such entity, and therefore deemed a beneficial owner of such shares.

(4) Represents (i) 1,768,182 shares of common stock owned by Volt Energy B.V. Andre Jurres is Managing Partners of Volt Energy B.V. and has voting and dispositive power over the shares held by such entity, and therefore deemed a beneficial owner of such shares.

(5) Represents (i) 250,000 shares of common stock owned by Turquino Equity LLC. Matthew Hidalgo and Andrew Hidalgo are Managing Partners of Turquino Equity LLC, and have voting and dispositive power over the shares held by such entity, and therefore deemed beneficial owners of such shares. Andrew Hidalgo resigned as Chief Executive Officer and a director in November 2021.

(6) Represents (i) 50,000 shares of common stock owned by Charlwood Projects Ltd. Arron Smyth is Managing Partners of Charlwood Projects Ltd. and has voting and dispositive power over the shares held by such entity, and therefore deemed a beneficial owner of such shares.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than as disclosed below or in the executive compensation section of this annual report, during the last two fiscal years, there have been no transactions, or proposed transactions, in which our company was or is to be a participant where the amount involved exceeds the lesser of $120,000 or one percent of the average of our company’s total assets at year-end and in which any director, executive officer or beneficial holder of more than 5% of the outstanding Common Stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest. We have no policy regarding entering into transactions with affiliated parties.

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

On July 17, 2020 the Company entered into a promissory note with Judd Brammah, a director of the Company, for a principal amount up to $50,000 bearing interest with interest at 6% per annum. The entire principal and interest upon the promissory note are due on June 19, 2021. The proceeds from the note was used to pay accrued expenses of the Company.

On July 22, 2020 the Company entered into a promissory note with Judd Brammah, a director of the Company, for a principal amount up to $299,900 bearing interest with interest at 6% per annum. The entire principal and interest upon the promissory note are due on June 19, 2021. The proceeds from the note was used to pay accrued expenses of the Company.

Effective June 7, 2021, the Company loaned VoltH2 Holdings AG (“VoltH2”) $100,000, payable on September 1, 2021. The loan is non-interest bearing and evidenced by a promissory note issued to us by VoltH2. VoltH2 may prepay the promissory note in whole or in part at any time or from time to time without penalty or premium.

Effective June 28, 2021, the Company loaned VoltH2 $500,000, payable on September 1, 2021. The loan is non-interest bearing and evidenced by a promissory note issued to us by VoltH2. VoltH2 may prepay the promissory note in whole or in part at any time or from time to time without penalty or premium.

Effective August 25, 2021, the Company loaned VoltH2 $500,000, payable on November 1, 2021. The loan is non-interest bearing and evidenced by a promissory note issued to us by VoltH2. VoltH2 may prepay the promissory note in whole or in part at any time or from time to time without penalty or premium. Our Board of Directors approved the foregoing transaction.

Effective August 25, 2021, we entered into an amendment to a promissory note issued to VoltH2 on June 7, 2021, pursuant to which the Payment Date (as defined in the June 7 Note) was changed from September 1, 2021 to November 1 2021. Our Board of Directors approved the foregoing amendment.

Effective August 25, 2021, we entered into an amendment to a promissory note issued to VoltH2 on June 28, 2021, pursuant to which the Payment Date (as defined in the June 28 Note) was changed from September 1, 2021 to November 1 2021. Our Board of Directors approved the foregoing amendment.

On November 8, 2021, we entered into a Stock Purchase Agreement with VoltH2, and the other shareholders of VoltH2 (each, a “Seller”, and together, the “Sellers”) pursuant to which we acquired VoltH2 (the “Acquisition”). VoltH2 is a European-based developer of clean hydrogen production facilities for the supply of commercial offtake volumes of clean hydrogen to manufacturers, gas and power traders, industrial consumers, and both heavy and marine transportation sectors that have pivoted away from carbon emitting energy sources and fuels. Pursuant to the Purchase Agreement, we acquired an 84.1% interest of VoltH2, and together with our existing 15.9% ownership interest, we now own 100% of VoltH2. The Acquisition was completed in exchange for 8,409,091 shares of our common stock (the “Consideration Shares”). In connection with the Acquisition, we also entered into an indemnification escrow agreement (the “Escrow Agreement”) with one of the Sellers providing for the periodic release of up to 1,768,182 of the Consideration Shares (the “Escrowed Shares”) and a pledge and security agreement (the “Pledge and Security Agreement”) to grant to us a continuing security interest in the Escrowed Shares to secure such Seller’s indemnity obligations under the Purchase Agreement.

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

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees. The aggregate fees billed by our independent auditors, for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2021 and 2020, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q during the fiscal years were $75,500 and $63,000 respectively.

Audit Related Fees. We incurred no expenses for audit related fees and other services during the fiscal year ended December 31, 2021 and $13,300 during year ended December 31, 2020.

Tax and Other Fees. We did not incur any fees from our independent auditors for tax or other services during the fiscal years ended December 31, 2021 and 2020.

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

Exhibit No.	Description

2.01	Stock Purchase Agreement, dated as of November 8, 2021, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on November 9, 2021, and incorporated herein by reference.

3.01	Articles of Incorporation of the Company, filed with the Nevada Secretary of State on August 17, 2015, filed as an exhibit to the Registration Statement on Form S-1, filed with the Securities and Exchange Commission (the “Commission”) on June 29, 2016 and incorporated herein by reference.

3.02	Certificate of Correction to the Articles of Incorporation of the Company, filed with the Nevada Secretary of State on August 18, 2015, filed with the Nevada Secretary of State on August 18, 2015, filed as an exhibit to the Registration Statement on Form S-1, filed with the Commission on June 29, 2016 and incorporated herein by reference.

3.03	Bylaws of the Company, filed as an exhibit to the Registration Statement on Form S-1, filed with the Commission on June 29, 2016 and incorporated herein by reference.

3.04	Form of Articles of Amendment to Articles of Incorporation, filed with the Nevada Secretary of State on September 29, 2020, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on October 5, 2020 and incorporated herein by reference.

10.01	Form of Indemnification Agreement, filed as an exhibit to the Registration Statement on Form S-1, filed with the Commission on June 29, 2016 and incorporated herein by reference.

10.02	Escrow Agreement, dated as of November 8, 2021, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on November 9, 2021, and incorporated herein by reference.

10.03	Pledge and Security Agreement, dated as of November 8, 2021, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on November 9, 2021 and incorporated herein by reference.

10.04	Services Agreement with Turquino Equity LLC by VoltH2 B.V. and Volt Energy B.V., dated as of November 8, 2021, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on November 9, 2021 and incorporated herein by reference.

10.5	Services Agreement dated March 7, 2022, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on March 8, 2022.

14.01	Code of Business Conduct and Ethics for Employees, Executive Officers and Directors, filed as an exhibit to the Annual Report on Form 10-K, filed with the Commission on March 24, 2017 and incorporated herein by reference.

21.1	Subsidiaries of the Registrant.

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Vision Hydrogen Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

ITEM 16 – FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISION HYDROGEN CORPORATION

Date: April 15, 2022	By:	/s/ ANDREW HROMYK
Andrew Hromyk
Co-Chief Executive Officer

Date: April 15, 2022	By:	/s/ ANDRE JURRES
Andrew Jurres
Co-Chief Executive Officer (Principal Executive Officer)

Date: April 15, 2022	By:	/s/ MATTHEW HIDALGO
Matthew Hidalgo
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ ANDREW HROMYK	Co-Chief Executive Officer	April 15, 2022
Andrew Hromyk	(Principal Executive Officer)

/s/ANDRE JURRES	Co-Chief Executive Officer	April 15, 2022
Andre Jurres	(Principal Executive Officer_

/s/ MATTHEW HIDALGO	Chief Financial Officer	April 15, 2022
Matthew Hidalgo	(Principal Financial Officer and Principal Accounting Officer)

/s/ JUDD BRAMMAH	Director	April 15, 2022
Judd Brammah

/s/ MICHAEL DOYLE	Director	April 15, 2022
Michael Doyle

/s/ CHARLES BENTON	Director	April 15, 2022
Charles Benton

