Form 10-Q
period 2022-03-31
VISION HYDROGEN Corp
filed 2022-05-05
CIK 1676580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022

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

As of May 5, 2022, there were 21,316,958 shares of registrant’s common stock outstanding.

VISION HYDROGEN CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VISION HYDROGEN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,939	$153,749
Prepaid expenses	19,002	29,453
Sales tax receivable	5,079	60,613
Total current assets	27,020	243,815

Property and equipment, net	62,918	22,932
Website development costs, net	23,599	25,233
Operating lease – right of use asset	94,426	106,620
Total non-current assets	180,943	154,785

Total assets	$207,963	$398,600

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$829,262	$442,966
Accounts payable – related party	200,165
Accrued wage taxes	150,734	67,404
Current portion of operating lease	39,385	39,965
Loan payable – related party	96,614	-
Accrued interest – related party	325	-
Total current liabilities	1,316,485	550,335

Noncurrent liabilities
Long term portion of operating lease	55,041	66,655
Total noncurrent liabilities	55,041	66,655

Total liabilities	1,371,526	616,990

Commitments and contingencies

Stockholders’ equity (deficit)
Preferred stock - $0.0001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock - $0.0001 par value; 100,000,000 shares authorized; 21,316,958 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	2,131	2,131
Additional paid-in capital	4,218,829	4,218,829
Accumulated deficit	(5,431,101)	(4,473,739)
Accumulated other comprehensive gain	46,578	34,389
Total stockholders’ equity (deficit)	(1,163,563)	(218,390)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$207,963	$398,600

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VISION HYDROGEN CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2022	2021

Revenue
Sales	$-	$-
Total revenue	-	-

Cost of goods sold
Direct costs	-	-
Total cost of goods sold	-	-

Gross profit	-	-

Operating expenses
General and administrative expenses	642,280	89,541
Management fees – related party	314,605	33,750
Total operating expenses	956,885	123,291

Loss from operations	(956,885)	(123,291)

Other (income) expense
Loan forgiveness	-	(20,000)
Interest expense	477	-
Total other expenses	477	(20,000)

Net loss	(957,362)	$(103,291)

Foreign currency translation adjustment	12,189	-

Comprehensive loss	(945,173)	$(103,291)

Loss per share
Basic	$(0.04)	$(0.01)
Diluted	$(0.04)	$(0.01)
Weighted average common shares outstanding
Basic	21,316,958	8,453,243
Diluted	21,316,958	8,453,243

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VISION HYDROGEN CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Common Stock		Preferred Stock		Additional		Accumulated Other	Total Stockholders’
	Number of Shares	Amount	Number of shares	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Gain(Loss)	Equity (Deficit)
Beginning, January 1, 2021	397,867	$40	-	-	$3,059,846	$(3,485,302)	-	$(425,416)

Equity financing	9,500,000	950	-	-	1,781,303	-	-	1,782,253

Conversion of related party debt to equity	3,000,000	-	-	-	596,447	-	-	596,747

Net loss	-	-	-	-	-	(103,291)	-	(103,291)

Ending, March 31, 2021	12,897,867	$1,290	-	$-	$5,437,596	$(3,588,593)	$-	$1,850,293

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VISION HYDROGEN CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2022 (UNAUDITED)

	Common Stock		Preferred Stock		Additional		Accumulated Other	Total Stockholders’
	Number of Shares	Amount	Number of shares	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Gain(Loss)	Equity (Deficit)
Beginning, January 1, 2022	21,316,958	$2,131	-	-	$4,218,829	$(4,473,739)	$34,389	$(218,390)

Foreign currency translation adjustment	-	-	-	-	-	-	12,189	12,189

Net loss	-	-	-	-	-	(957,362)	-	(957,362)

Ending, March 31, 2022	21,316,958	$2,131	-	$-	$4,218,829	$(5,431,101)	$46,758	$(1,163,563)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VISION HYDROGEN CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss from continuing operations	$(957,362)	$(103,291)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,975	-
Other current assets	-	70,000
PPP loan forgiveness	-	(20,000)
Change in operating assets and liabilities:
Prepaid expenses and other costs	10,106	3,250
Sales tax receivable	54,686	-
Accounts payable and accrued expenses	686,978	(683)

Net cash used in in operating activities	(201,617)	(50,724)

CASH FLOWS FROM INVESTING ACTIVITIES

Fixed asset purchases	(43,393)	-

Net cash used in investing activities	(43,393)	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from related party notes	96,614	-
Proceeds from equity financing, net of issuance costs	-	1,782,253

Net cash provided by financing activities	96,614	1,782,253

Net increase (decrease) in cash and cash equivalents	(148,396)	1,731,529

Effect of foreign currency translation on cash	(2,414)	-

Cash and cash equivalents - beginning of period	153,749	7,102
Cash and cash equivalents - end of period	2,939	$1,738,631

Supplemental disclosure of non-cash investing and financing activities
Conversion of debt and accrued interest	$-	$596,747
Issuance of common stock	$-	$1,250

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VISION HYDROGEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022 AND 2021

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

The VoltH2 acquisition was accounted for as an asset acquisition with no step up basis due to the 15.9% ownership of VoltH2 by Vision Hydrogen prior to the acquisition and due to VoltH2 being an early stage company that has not generated revenues and lacks outputs. Since this transaction does not constitute the acquisition of a business, but a transfer of long lived assets there is no step up in basis. The SEC generally will not permit the recognition of gain in the transferor’s financial statements or a step-up in basis on the transferee’s books for sales or transfers of long-lived assets when related parties are involved. As a result of the Company’s previously held 15.9% interest in VoltH2, it was determined to be a related party. The acquisition consideration consisted of 8,409,091 shares of Vision Hydrogen Corporation common stock granted on the acquisition date of November 8, 2021 at a closing market price of $11. A deemed dividend for the excess share price over cost basis of the net assets of ($1,340,426) was recorded in the amount of $93,840,427.

At each reporting period, the Company evaluates whether there are conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The Company’s evaluation entails analyzing prospective operating budgets and forecasts for expectations of the Company’s cash needs and comparing those needs to the current cash and cash equivalent balances. The Company is required to make certain additional disclosures if it concludes substantial doubt exists and it is not alleviated by the Company’s plans or when its plans alleviate substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. These condensed consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should the Company be unable to continue as a going concern.

As reflected in the quarterly financial statements, the Company had a net loss $957,362 and net cash used in operations of $201,617 for the three months ended March 31, 2022. In addition, the Company is a start up in the renewable energy space and has generated limited revenues to date.

Management has evaluated the significance of these conditions and under these circumstances these conditions raise substantial doubt about the ability to continue as a going concern. To alleviate these concerns Vision is planning multiple equity raises and/or asset dispositions in 2022.

VISION HYDROGEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022 AND 2021

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and following the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These interim financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the Company’s financial information. These interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or any other interim period or for any other future year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2021, included in the Company’s 2021 Annual Report on Form 10-K filed with the SEC. The balance sheet as of December 30, 2021 has been derived from audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements.

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

Reclassification

Certain prior period amounts have been reclassified to conform to current period presentation specifically as it relates to the reclassification of assets, liabilities, operating results and cash flows.

Accounts Receivable

Accounts receivable are recorded when invoices are issued and are presented in the balance sheet net of the allowance for doubtful accounts. The allowance for doubtful accounts is estimated based on the Company’s historical losses, the existing economic conditions in the construction industry, and the financial stability of its customers. Accounts are written off as uncollectible after collection efforts have failed. In addition, the Company does not generally charge interest on past due accounts or require collateral. As of March 31, 2022 and 2021, there was no allowance for doubtful accounts required.

Comprehensive Gain/Loss

Comprehensive loss consists of two components, net loss and other comprehensive loss. The Company’s other comprehensive loss is comprised of foreign currency translation adjustments. The balance of accumulated other comprehensive gain is $46,578 as of March 31, 2022 and other comprehensive gain of $34,389 at December 31, 2021.

For the three months ended March 31 2022 the Company recorded comprehensive gain of $12,189. There was no comprehensive gain or loss for the three months ended March 31, 2021.

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

VISION HYDROGEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022 AND 2021

Website Development Costs

Website development costs were for a new company website created in 2021 and are amortized over 3 years.

Leases

Please see note 5.

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

The federal income tax returns of the Company are subject to examination by the IRS, generally for the three years after they are filed. The Company’s 2021, 2020, and 2019 income tax returns are still open for examination by the taxing authorities.

VISION HYDROGEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022 AND 2021

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

There was $75,000 and $33,750 of management fees expensed for the three months ended March 31, 2022 and March 31, 2021 to Turquino Equity LLC (“Turquino”), a former significant shareholder owned by our former Chief Executive Officer and Chief Financial Officer. Services provided were continuing the management positions of the Company.

There was $89,605 and $0 of management fees expensed for the three months ended March 31, 2022 and March 31, 2021 to Volt Energy B.V. a company owned by our co-CEO Andre Jurres for the management position of the Company.

There was $150,000 and $0 expensed for the three months ended March 31, 2022 and March 31, 2021 to First Finance Limited of which Andrew Hromyk our co-CEO is a principal.

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

On November 8, 2021, the Company entered into a services agreement (the “Turquino Services Agreement”) with Turquino Equity LLC providing for payment of $25,000 per month for Mr. Andrew Hidalgo’s services to the Company as Senior Vice President and for Matthew Hidalgo’s services as Chief Financial Officer.

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

On March 21, 2022 Century Capital Management loaned the Company $60,000 at in the form of a demand note, which 18% of the note would be due at default. Andrew Hromyk co-CEO is a principal of Century Capital Management.

On March 25, 2022 Volt Energy BV loaned the Company $36,614 at 2% interest in the form of a demand note. Andre Jurres co-CEO is a principal of Volt Energy BV.

VISION HYDROGEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022 AND 2021

4. SIGNIFICANT CONCENTRATIONS OF CREDIT RISK

Cash is maintained at an authorized deposit taking institution (bank) incorporated in the United States and The Netherlands is insured by the U.S. Federal Deposit Insurance Corporation and the Dutch Central Bank up to $250,000 and $114,000 respectively. As of March 31, 2022 and December 31, 2021 the balances were fully covered.

5. LEASES

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

The future minimum payments on operating leases for each of the next three years and in the aggregate amount to the following:

2022	$32,890
2023	43,500
2024	39,875
Total lease payments	116,265
Less: present value discount	(21,839)
Total operating lease liabilities	$94,426

The weighted-average remaining term of the Company’s operating leases was 2.6 years and the weighted-average discount rate used to measure the present value of the Company’s operating lease liabilities was 4% as of March 31, 2022.

VISION HYDROGEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022 AND 2021

Rent expense for the three months ended March 31, 2022 and 2021 was $10,908 and $297, respectively, and is included in “General and Administrative” expenses on the related statements of operations.

Finance Leases

As of March 31, 2022 and December 31, 2021, the Company had no finance leases.

6. STOCK OPTIONS AWARDS AND GRANTS

There was no stock option activity from the 2016 Incentive Stock Option Plan from January 1, 2022 to March 31, 2022.

As of March 31, 2022, there was no unrecognized compensation expense.

7. NOTES PAYABLE

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

Director Related Party Note

On June 19, 2020, the Company entered into a promissory note with Judd Brammah, a director of the Company, for the principal amount up to $230,332 bearing interest at 6% per annum. The entire principal and interest upon the promissory note were due on June 19, 2021.

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

 8.  CAPITAL RAISE

In October 2020, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission, whereby the Company registered 12,500,000 shares of its common stock for sale as a company offering. The registration statement was declared effective in October 2020. The Company sold a total of 12,500,000 shares of Common Stock in January 2021 for total consideration of $2,500,000. The consideration consisted of $596,747 of debt converted to equity (see Note 10) and gross cash proceeds of $1,903,253. The Company incurred $70,000 of legal fees and a $51,000 consulting fee in connection with the capital raise.

VISION HYDROGEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022 AND 2021

9. RECENT ACCOUNTING PRONOUNCEMENTS

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

10. NOTES RECEIVABLE

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

VISION HYDROGEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022 AND 2021

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

As of November 8, 2021 as a result of the acquisition of a 100% interest in VoltH2, all notes receivable referenced above are eliminated upon consolidation.

11. BUSINESS ACQUISITION

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

Pursuant to the Purchase Agreement, we acquired an 84.1% interest of VoltH2, and together with our existing 15.9% ownership interest, we now own 100% of VoltH2. The Acquisition was completed in exchange for 8,409,091 shares of our common stock (the “Consideration Shares”). The market price of the shares was $11 on the closing date of November 8, 2021. In connection with the Acquisition, we also entered into an indemnification escrow agreement (the “Escrow Agreement”) with one of the Sellers providing for the periodic release of up to 1,768,182 of the Consideration Shares (the “Escrowed Shares”) and a pledge and security agreement (the “Pledge and Security Agreement”) to grant to us a continuing security interest in the Escrowed Shares to secure such Seller’s indemnity obligations under the Purchase Agreement.

The VoltH2 acquisition was accounted for as an asset acquisition with no step up basis due to the 15.9% ownership of VoltH2 by Vision Hydrogen Corporation prior to the acquisition and due to VoltH2 being an early stage company that has not generated revenues and lacks outputs. Since this transaction is not an acquisition of a business but yet a transfer of long lived assets (primarily) between two non-operating companies there is no step up in basis allowed. Both of the entities are non-operating entities and the fair value business combination rules do not apply. When related parties are involved, the SEC generally will not permit the recognition of gain in the transferor’s financial statements or a step-up in basis on the transferee’s books for sales or transfers of long-lived assets. No exceptions are permitted on transactions between a parent company and a subsidiary or between subsidiaries of the same parent, other than in regulated industries when a nonregulated subsidiary sells manufactured goods to a regulated affiliate. The acquisition consideration consisted of 8,409,091 shares of Vision Hydrogen Corporation common stock granted on the acquisition date of November 8, 2021 at a closing market price of $11. A deemed dividend for the excess share price over cost basis of the net assets of ($1,340,426) was recorded in the amount of $93,840,427.

There was no acquisition related costs for the Company for the three months ended March 31, 2022 and 2021.

Pro forma results for Vision. giving effect to the Volt. acquisition

The following pro forma financial information presents the combined results of operations of Volt and the Company for the three months ended March 31, 2021. The pro forma financial information presents the results as if the acquisition had occurred as of the beginning of 2021.

The unaudited pro forma results presented include amortization charges for acquired intangible assets, interest expense and stock-based compensation expense.

VISION HYDROGEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022 AND 2021

Pro forma financial information is presented for informational purposes and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place as of the beginning of 2021.

Three Months Ended March 31, 2021
Revenues	$-
Net income (loss)	$(349,672)
Net income per share:
Basic	$(0.04)

12. PROPERTY AND EQUIPMENT

At March 31, 2022 and December 31, 2021, property and equipment were comprised of the following:

	March 31, 2022	December 31, 2021
	$-	$-
	-	-
Computer and software (3 to 5 years)	65,259	22,932
	-	-
	-	-
	65,259	22,932
Less accumulated depreciation	2,341	-
	$62,918	$22,932

There was depreciation expense of $3,975 and $0 for the three months ended March 31, 2022 and March 31, 2021 respectively. There was $43,393 and $0 of computers and software purchases for the three months ended March 31, 2022 and March 31, 2021.

13. WEBSITE DEVELOPMENT COSTS

The tables below present a reconciliation of the Company’s website development costs:

Balance at January 1, 2022	$25,233
Amortization	(1,635)
Balance at March 31, 2022	$23,599

14. SALES TAX RECEIVABLE

The tables below present a reconciliation of the Company’s sales tax receivable:

Balance at January 1, 2022	$60,613
Collections	(55,534)
Balance at March 31, 2022	$5,079

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

The VoltH2 acquisition was accounted for as an asset acquisition with no step up basis due to the 15.9% ownership of VoltH2 by Vision Hydrogen prior to the acquisition and due to VoltH2 being an early stage company that has not generated revenues and lacks outputs. Since this transaction does not constitute the acquisition of a business, but a transfer of long lived assets there is no step up in basis. The SEC generally will not permit the recognition of gain in the transferor’s financial statements or a step-up in basis on the transferee’s books for sales or transfers of long-lived assets when related parties are involved. As a result of the Company’s previously held 15.9% interest in VoltH2, it was determined to be a related party .. The acquisition consideration consisted of 8,409,091 shares of Vision Hydrogen Corporation common stock granted on the acquisition date of November 8, 2021 at a closing market price of $11. A deemed dividend for the excess share price over cost basis of the net assets of ($1,340,426) was recorded in the amount of $93,840,427.

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

At each reporting period, the Company evaluates whether there are conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The Company’s evaluation entails analyzing prospective operating budgets and forecasts for expectations of the Company’s cash needs and comparing those needs to the current cash and cash equivalent balances. The Company is required to make certain additional disclosures if it concludes substantial doubt exists and it is not alleviated by the Company’s plans or when its plans alleviate substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. These condensed consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should the Company be unable to continue as a going concern.

As reflected in the quarterly financial statements, the Company had a net loss of $957,362 and net cash used in operations of $201,617 for the three months ended March 31, 2022. In addition, the Company is a start up in the renewable energy space and has generated limited revenues to date.

Management has evaluated the significance of these conditions and under these circumstances these conditions raise substantial doubt about the ability to continue as a going concern. To alleviate these concerns Vision is planning multiple equity raises and/or asset dispositions in 2022.

Results of Operations

For the three months ended March 31, 2022 and 2021

Revenue and Cost of Revenue

We had no revenue or cost of revenue for the three months ended March 31, 2022 or 2021.

General and Administrative Expenses

During the three months ended March 31, 2022, our general and administrative expenses were $956,885, which included $314,605 of management fees-related party, $220,384 of employee wages, $112,227 in project costs, $20,202 in port reservation fees, $79,305 in accounting fees, $40,862 in consultancy costs, $13,112 in dues and subscriptions, $15,000 in director fees, $ 12,000 in legal fees and $129,188 in other miscellaneous and administrative costs.

During the three months ended March 31, 2021, our general and administrative expenses were $123,291, which included $33,750 of management fees-related party, $13,017 of legal fees, $9,633 of dues and subscription fees, which pertained to EDGAR fees and OTC Market annual listing fees, $5,000 in director fees, $3,088 in insurance fees, $57,500 in accounting fees and $1,303 in miscellaneous fees.

We incurred $477 of interest expense for the three months ended March 31, 2022.

We generated a credit of $20,000 in other expense in loan forgiveness for the three months ended March 31, 2021.

As a result of the foregoing, we had net losses of $957,362 and $103,291 for the three months ended March 31, 2022 and 2021, respectively.

We incurred a foreign currency translation gain of $12,189 for the three months ended March 31, 2022 for a comprehensive loss of $945,173. We had no comprehensive loss for 2021.

Liquidity and Capital Resources

As of March 31, 2022, we had negative working capital of $1,289,465 comprised of current assets of $2,939 in cash $19,002 in prepaid expenses and $5,079 in sales tax receivable, offset by $829,262 in accounts payable and accrued expenses, $200,165 in accounts payable – related party, $150,734 in accrued wage taxes, $39,385 in current portion of operating lease, $325 in accrued interest related party and $96,614 in loan payable related party.

We had $62,918 in property and equipment net, $23,599 in website development costs and $94,426 in operating lease right of use asset for long term assets. We had $55,041 in long term portion of operating lease for the Company’s long term liabilities.

For the three months ended March 31, 2022, we used $201,617 of cash in operating activities consisting of $3,975 in depreciation and amortization, $54,686 in sales tax receivable, $10,106 in prepaid expenses, and $686,978 in accounts payable.

For the three months ended March 31, 2021, we used $50,724 of cash in operating activities, which consisted of $70,000 in current assets and $3,250 in prepaid expenses, offset by our net loss of $103,291, $20,000 in PPP loan forgiveness and $683 in accounts payable.

For the three months ended March 31, 2022 we used $43,393 in investing activities from fixed asset purchases.

There was no cash used or generated in investing activities for the three months ended March 31, 2021.

We generated $96,614 in financing activities in proceeds from related notes payable for the three months ended March 31, 2022.

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

Recent Accounting Pronouncements

Please refer to Note 9 in the accompanying financial statements.

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

Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, as a result of the material weaknesses described below, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief executive officer and Chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

VISION HYDROGEN CORPORATION

Date: May 5, 2022	By:	/s/ ANDREW HROMYK
Andrew Hromyk
Co-Chief Executive Officer

Date: May 5, 2022	By:	/s/ MATTHEW HIDALGO
Matthew Hidalgo
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

