Form 10-Q
period 2022-06-30
VISION HYDROGEN Corp
filed 2022-08-10
CIK 1676580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022

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

As of August 10, 2022, there were 21,048,776 shares of registrant’s common stock outstanding.

VISION HYDROGEN CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VISION HYDROGEN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$6,270,678	$137,839
Prepaid expenses	18,940	12,374
Sales tax receivable	3,624	-
Current assets held for sale	-	93,602
Total current assets	6,293,242	243,815

Website development costs, net	22,271	25,233
Non-current assets held for sale	-	129,552
Total non-current assets	22,271	154,785

Total assets	$6,315,513	$398,600

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$87,276	$43,062
Current liabilities held for sale	-	507,273
Total current liabilities	87,276	550,335

Noncurrent liabilities
Non-current liabilities held for sale	-	66,655
Total noncurrent liabilities	-	66,655

Total liabilities	87,276	616,990

Commitments and contingencies

Stockholders’ equity (deficit)
Preferred stock - $0.0001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock - $0.0001 par value; 100,000,000 shares authorized; 21,048,776 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	2,104	2,131
Additional paid-in capital	24,441,120	4,218,829
Accumulated deficit	(18,206,073)	(4,473,739)
Accumulated other comprehensive gain	(8,914)	34,389
Total stockholders’ equity (deficit)	6,228,237	(218,390)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$6,315,513	$398,600

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VISION HYDROGEN CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021

Revenue
Sales	$-	$-	$-	$-
Total revenue	-	-	-	-

Cost of goods sold
Direct costs	-	-	-	-
Total cost of goods sold	-	-	-	-

Gross profit	-	-	-	-

Operating expenses
General and administrative expenses	7,920,856	169,794	8,043,777	259,335
Transactional fees paid to related party	4,120,145		4,120,145
Management fees – related party	315,000	33,750	540,000	67,500
Total operating expenses	12,356,001	203,544	12,703,922	326,835

Loss from operations	(12,356,001)	(203,544)	(12,703,922)	(326,835)

Other (income) expenses
Interest expense	-	-	324	-
Loan forgiveness	-	-	-	(20,000)
Total other expenses	-	-	324	(20,000)

Net loss from continuing operations	(12,356,001)	$(203,544)	(12,704,246)	$(306,835)

Net loss from discontinued operations (note 12)	(418,971)	-	(1,028,088)	-

Net loss	(12,774,972)	$(203,544)	(13,732,334)	$(306,835)

Other comprehensive income, net

Foreign currency translation adjustment	(21,103)	-	(8,914)	-

Comprehensive loss	(12,796,075)	(203,544)	(13,741,248)	(306,835)

Loss per share (continuing operations)
Basic	$(0.58)	$(0.02)	$(0.60)	$(0.03)
Loss per share (discontinued operations)
Basic	$(0.02)	$-	$(0.05)	$-
Weighted average common shares outstanding
Basic and diluted	21,316,958	12,900,379	21,077,129	10,689,096

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VISION HYDROGEN CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 (UNAUDITED)

	Common Stock		Preferred Stock				Accumulated	Total
	Number of Shares	Amount	Number of shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Gain(Loss)	Stockholders’ Equity (Deficit)
Beginning, January 1, 2021	397,867	$40	-	-	$3,059,846	$(3,485,302)	-	$(425,416)

Equity financing	9,500,000	950	-	-	1,781,303	-	-	1,782,253

Conversion of related party debt to equity	3,000,000	300	-	-	596,447	-	-	596,747

Net loss	-	-	-	-	-	(103,291)	-	(103,291)

Ending, March 31, 2021	12,897,867	$1,290	-	$-	$5,437,596	$(3,588,593)	$-	$1,850,293

Stock based compensation	5,000	-	-	-	75,000	-	-	75,000

Net loss	-	-	-	-	-	(203,544)	-	(203,544)

Ending June 30, 2021	12,902,867	$1,290	-	$-	$5,512,596	$(3,792,317)	$-	$1,721,749

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VISION HYDROGEN CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 (UNAUDITED)

	Common Stock		Preferred Stock				Accumulated	Total
	Number of Shares	Amount	Number of shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Gain (Loss)	Stockholders’ Equity (Deficit)
Beginning, January 1, 2022	21,316,958	$2,131	-	-	$4,218,829	$(4,473,739)	$34,389	$(218,390)

Foreign currency translation adjustment	-	-	-	-	-	-	12,189	12,189

Net loss	-	-	-	-	-	(957,362)	-	(957,362)

Ending, March 31, 2022	21,316,958	$2,131	-	$-	$4,218,829	$(5,431,101)	$46,758	$(1,163,563)

Sale of Dutch asset	(1,768,182)	(177)	-	-	12,602,441	-	(107,473)	12,494,791

Stock issuance ETBV acquisition	1,500,000	150	-	-	7,619,850	-	-	7,620,000

Foreign currency translation through sale of Dutch asset	-	-	-	-	-	-	60,895	60,895

Foreign currency translation adjustment	-	-	-	-	-	-	(8,914)	(8,914)

Net loss	-	-	-	-	-	(12,774,972)	-	(12,774,972)

Ending June 30, 2022	21,048,776	$2,104	-	$-	$24,441,120	$(18,206,073)	$(8,914)	$6,228,237

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VISION HYDROGEN CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss) from continuing operations	$(13,732,334)	$(306,835)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of stock - net	7,620,000	-
Asset purchase consideration	3,557,945
Stock based compensation		75,000
Depreciation and amortization	2,962	-
Loan forgivness		(20,000)
Change in operating assets and liabilities:
Other current assets		70,000
Sales tax receivable	(680)	-
Prepaid expenses and other costs	(6,566)	6,500
Accounts payable and accrued expenses	(223,567)	(48,596)

Net cash (used) in operating activities - continuing operations	(2,782,240)	(223,931)
Net cash provided by operating activities - discontinued operations	971,694	-
	(1,810,546)	(223,931)

CASH FLOWS FROM INVESTING ACTIVITIES

Loan to VoltH2		(600,000)
Cash paid - website development costs	-	(19,615)
Cash paid in asset acquisition - related party, net	(3,281,974)	-
Cash acquired in sale of subsidiaries	11,184,512	-

Net cash provided by operating activities - continuing operations	7,902,538	(619,615)
Net cash provided by (used in) operating activities - discontinued operations	-	-
	7,902,538	(619,615)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party notes	96,614	-
Proceeds from equity financing, bet of issuance costs	-	1,782,253
Principal repayment of related party debt	(94,709)	-
Proceeds from issuance of convertible debt	-	-
Repayment of debt	-	-

Net cash provided by (used in) financing activities - continuing operations	1,905	1,782,253
Net cash provided by (used in) financing activities - discontinued operations	-	-
	1,905	1,782,253

Net (decrease) increase in cash and cash equivalents	6,093,897	938,707

Effect of foreign currency translation on cash	38,942	-

Cash and cash equivalents, beginning of period	137,839	7,102

Cash and cash equivalents, end of period	$6,270,678	$945,809

Supplemental disclosure of non-cash investing and financing activities
‘Conversion of debt and accrued interest	$-	$596,747

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VISION HYDROGEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 AND 2021

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

On May 6, 2022, we, through our wholly owned Swiss subsidiary, VoltH2 Holdings AG (“VoltH2”), entered into a Share Purchase Agreement (the “Purchase Agreement”) with Volt Energy BV (the “Purchaser”) pursuant to which we agreed to sell our 100% interest in our Vlissingen green hydrogen development project and our 50% interest in our Terneuzen green hydrogen development project and related assets (the “Dutch Projects”) to the Purchaser in exchange for $11,250,000 and the 1,768,182 shares of our common stock held by the Purchaser (the “Purchase Price”). VoltH2 has been renamed VisionH2 Holdings AG.

On May 11, 2022 pursuant to the Purchase Agreement, VoltH2 sold our Dutch Projects to the Purchaser by transferring to the Purchaser our 100% interests in VoltH2 Vlissingen BV, VoltH2 Terneuzen BV and VoltH2 Operating BV (the “Sale”) in exchange for the Purchase Price.

In connection with the Sale, on May 12, 2022, Andre Jurres, who owns the Purchaser, resigned as our Co-Chief Executive Officer, member of our board of directors, and from all other positions with us and our subsidiary VoltH2. Mr. Jurres’ resignation was not due to any disagreement on any matter relating to our operations, policies or practices.

Following the Sale, we will be continuing to prosecute our business model, developing hydrogen-centered renewable energy production facilities for the commercial, industrial and transportation sectors. We have retained our goodwill and corporate franchise.

On May 30, 2022, we entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Evolution Terminals B.V., a Dutch corporation (“EVO”), and EVO’s sole shareholder First Finance Europe Ltd., a UK company (“First Finance”), pursuant to which we acquired EVO (the “Acquisition”) for a purchase price of $3,500,000 and 1,500,000 shares of our common stock (the “Shares”). EVO is the owner of a 14 hectare port development project for the storage and distribution of low carbon and renewable fuels, including hydrogen carriers such as ammonia, methanol and liquid organics, located in Vlissingen (Flushing) at the mouth of the Westerschelde estuary in the Netherlands. The Acquisition closed on May 31, 2022. First Finance is controlled by our Chief Executive Officer. The transaction was considered and approved by a committee comprised of our independent directors.

VISION HYDROGEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 AND 2021

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

As reflected in the quarterly financial statements, the Company had a net loss from continuing operations of $12,704,246 along with $2,782,240 of net cash used in operations for the six months ended June 30, 2022. In addition, the Company is a start up in the renewable energy space and has generated limited revenues to date.

Even though through the sale of the Dutch Properties for $11,250,000 the Company has proven a sustainable business model, it still is representing a net loss year to date.

Management has evaluated the significance of these conditions and under these circumstances these conditions raise substantial doubt about the ability to continue as a going concern. To alleviate these concerns Vision is planning an equity raise in 2022 as well as continuing to develop and evaluate it’s newest asset and ways to monetize the project.

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

Comprehensive Gain/Loss

Comprehensive loss consists of two components, net loss and other comprehensive loss. The Company’s other comprehensive loss is comprised of foreign currency translation adjustments. The balance of accumulated other comprehensive gain is $0 as of June 30, 2022 and at December 31, 2021.

For the three month and six months ended June 30 2022 the Company recorded comprehensive gain of $257 and $11,932 respectively. There was no comprehensive gain or loss for the three months and six months ended June 30, 2021.

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

JUNE 30, 2022 AND 2021

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

JUNE 30, 2022 AND 2021

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

There was $50,000 and $33,750 of management fees expensed for the three months ended June 30, 2022 and June 30, 2021 along with $125,000 and $67,500 for the six months ended June 30, 2021 to Turquino Equity LLC (“Turquino”), a former significant shareholder owned by our former Chief Executive Officer and Chief Financial Officer. Services provided were continuing the management positions of the Company.

There were $0 management fees expensed for the three months ended June 30, 2022 and June 30, 2021 along with $89,605 and $0 for the six months ended June 30, 2022 and June 30, 2021 to Volt Energy B.V. a company owned by our former co-CEO Andre Jurres for the management position of the Company.

There was $265,000 and $0 expensed for the three months ended June 30, 2022 and June 30, 2021 along with $415,000 and $0 for the six months ended June 30, 2022 and June 30, 2021 to First Finance Limited of which Andrew Hromyk our CEO is a principal.

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

On November 8, 2021, we entered into a Stock Purchase Agreement (the “Purchase Agreement”) with VoltH2 Holdings AG (“VoltH2”), a Swiss corporation, and the other shareholders of VoltH2 (each, a “Seller”, and together, the “Sellers”) pursuant to which we acquired VoltH2 (the “Acquisition”). First Finance Limited Europe which is an investment firm of which CEO Andrew Hromyk is a principal owned 725,000 shares of VoltH2.

On March 21, 2022 Century Capital Management loaned the Company $60,000 at in the form of a demand note, which 18% of the note would be due at default. Andrew Hromyk CEO is a principal of Century Capital Management. This was paid off on May 13, 2022.

VISION HYDROGEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 AND 2021

On March 25, 2022 Volt Energy BV loaned the Company $36,614 at 2% interest in the form of a demand note. Andre Jurres former co-CEO is a principal of Volt Energy BV. This was paid off on May 12, 2022 with the sale of the Dutch Projects, the former subsidiary of the Company of which Volt Energy BV purchased.

On May 6, 2022, we, through our wholly owned Swiss subsidiary, VoltH2 Holdings AG (“VoltH2”), entered into a Share Purchase Agreement (the “Purchase Agreement”) with Volt Energy BV (the “Purchaser”) pursuant to which we agreed to sell our 100% interest in our Vlissingen green hydrogen development project and our 50% interest in our Terneuzen green hydrogen development project and related assets (the “Dutch Projects”) to the Purchaser in exchange for $11,250,000 and the 1,768,182 shares of our common stock held by the Purchaser (the “Purchase Price”). VoltH2 has been renamed VisionH2 Holdings AG. Our former co-CEO Andre Jurres is the principal of Volt Energy BV.

In connection with the Sale of our Dutch Properties on May 11, 2022, our board of directors authorized the payment of a success fee of $562,500 to an entity controlled by Andrew Hromyk, our Chief Executive Officer which has been expensed and included in management fees related party for both the three and six months ended June 30, 2022.

On May 22, 2022, our board of directors approved entry and we entered into an Employment Agreement with Matthew Hidalgo, our Chief Financial Officer, effective May 9, 2022. Mr. Hidalgo previously provided services as our Chief Financial Officer pursuant to a services agreement we entered into with Turquino Equity LLC on November 8, 2021, which provided for payment of $25,000 per month and which expired on May 8, 2022 pursuant to its terms. There was $27,000 of consulting fees expensed for the three and six months ended June 30, 2022.

On May 30, 2022, we entered into a Stock Purchase Agreement with Evolution Terminals B.V., a Dutch corporation (“EVO”), and EVO’s sole shareholder First Finance Europe Ltd., an entity controlled by our Andrew Hromyk, our Chief Executive Officer, pursuant to which we acquired EVO for a purchase price of $3,500,000 and 1,500,000 shares of our common stock.

4. SIGNIFICANT CONCENTRATIONS OF CREDIT RISK

Cash is maintained at an authorized deposit-taking institution (bank) incorporated in the United States and The Netherlands is insured by the U.S. Federal Deposit Insurance Corporation and the Dutch Central Bank up to $250,000 and $114,000 respectively. As of June 30, 2022, the balance was $5,571,335 (US) and $335,343 (NL) over and December 31, 2021 the balance was fully covered.

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

VISION HYDROGEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 AND 2021

There are no future payments on the lease due to the sale of the Dutch Properties.

Rent expense for the three and six months ended June 31, 2022 and June 30, 2021 was $342 and $684 respectively and are included in “General and Administrative” expenses on the related statements of operations.

Finance Leases

As of June 30, 2022 and December 31, 2021, the Company had no finance leases.

6. STOCK OPTIONS AWARDS AND GRANTS

There was no stock option activity from the 2016 Incentive Stock Option Plan from January 1, 2022 to June 30, 2022.

As of June 30, 2022, there was no unrecognized compensation expense or dilutive securities.

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

JUNE 30, 2022 AND 2021

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

JUNE 30, 2022 AND 2021

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

11. ASSET ACQUISITION

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

There was no acquisition related costs for the Company for the three and six months ended June 30, 2022 and 2021.

Pro forma results for Vision. giving effect to the Volt. acquisition

The following pro forma financial information presents the combined results of operations of Volt and the Company for the three and six months ended June 31, 2021. The pro forma financial information presents the results as if the acquisition had occurred as of the beginning of 2021.

VISION HYDROGEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 AND 2021

The unaudited pro forma results presented include amortization charges for acquired intangible assets, interest expense and stock-based compensation expense.

Pro forma financial information is presented for informational purposes and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place as of the beginning of 2021.

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Revenues	$-	$-
Net income (loss)	$(353,248)	$(590,181)
Net income per share:
Basic	$(0.04)	$(0.08)

12. DISCONTINUED OPERATIONS

On May 6, 2022, we, through our wholly owned subsidiary, VoltH2 Holdings AG (“VoltH2”), entered into a Share Purchase Agreement (the “Purchase Agreement”) with Volt Energy BV (the “Purchaser”) pursuant to which we agreed to sell our 100% interest in our Vlissingen green hydrogen development project and our 50% interest in our Terneuzen green hydrogen development project and related assets (the “Dutch Projects”) to the Purchaser in exchange for $11,250,000 and the 1,768,182 shares of our common stock held by the Purchaser (the “Purchase Price”). On May 11, 2022 pursuant to the Purchase Agreement, VoltH2 sold our Dutch Projects to the Purchaser by transferring to the Purchaser our 100% interests in VoltH2 Vlissingen BV, VoltH2 Terneuzen BV and VoltH2 Operating BV (the “Sale”) in exchange for the Purchase Price. There was $623,078 in costs related to the disposition. Due to the related party nature of the transaction the $11,250,000 cash component of the purchase price and related gain on the sale of the Dutch Properties is a part of paid in capital on the balance sheet as there is no step-up in basis when related parties are involved.

The results of discontinued operations are as follows:

	Three months ended June 30, 2022	Six months ended June 30, 2022
Selling, general and administrative expenses	418,971	1,028,088

Discontinued operations for the period	$(418,971)	$(1,028,088)

13. ASSET ACQUISTION UNDER COMMON CONTROL

On May 30, 2022, we entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Evolution Terminals B.V., a Dutch corporation (“EVO”), and EVO’s sole shareholder First Finance Europe Ltd., a UK company (“First Finance”), pursuant to which we acquired EVO (the “Acquisition”) for a purchase price of $3,500,000 and 1,500,000 shares of our common stock (the “Shares”). EVO is the owner of a 14 hectare port development project for the storage and distribution of low carbon and renewable fuels, including hydrogen carriers such as ammonia, methanol and liquid organics, located in Vlissingen (Flushing) at the mouth of the Westerschelde estuary in the Netherlands. The Acquisition closed on May 31, 2022. First Finance is controlled by our Chief Executive Officer. The transaction was considered and approved by a committee comprised of our independent directors. As a result, the combination of the Company and Evo pursuant to the Purchase Agreement is considered an asset combination under common control and will be accounted for in a manner similar to a pooling-of-interests. The accompanying financial statements have been prospectively updated as a result of the asset acquisition under common control with the Company, which was completed on May 31, 2022.

VISION HYDROGEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 AND 2021

The asset had capitalized project development costs of $1,554,952, which consisted of financial models, environmental impact assessments, layout drawings, terminal operation simulations, and other various permitting reports and storage designs. These capitalized project development costs were determined to be In-Process-Research-and-Development (“IPRD). In-Process-Research-and-Development can only be capitalized under GAAP once project viability has been achieved. Since the acquisition was related party, the accounting should be acknowledged at predecessor cost and not historical cost. Predecessor cost is what the predecessor owner had recorded, and per the explanation above, all the amounts are expensed. The total purchase price consideration was expensed in the three and six months ended June 30 2022 consisted of $3,500,000 in acquisition costs, $7,620,000 in issuance of stock offset by $57,945 in assets acquired. Management still believes ETBV to be a viable project and will continue to develop.

14. WEBSITE DEVELOPMENT COSTS

The tables below present a reconciliation of the Company’s website development costs:

Balance at January 1, 2022	$25,233
Amortization	(2,962)
Balance at June 30, 2022	$22,271

15. SUBSEQUENT EVENTS

On July 8, 2022 the Company loaned its asset $1,000,000 under a promissory note. The Company may demand repayment at any time and unless repaid the outstanding principal amount shall bear interest from the date of such demand at a rate of 18 per annum, calculated and compounded daily.

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

As reflected in the quarterly financial statements, the Company had a net loss from continuing operations of $12,704,246 along with $2,782,240 of net cash used in operations for the six months ended June 30, 2022. In addition, the Company is a start up in the renewable energy space and has generated limited revenues to date.

Even though through the sale of the Dutch Properties for $11,250,000 the Company has proven a sustainable business model, it still is representing a net loss year to date.

Management has evaluated the significance of these conditions and under these circumstances these conditions raise substantial doubt about the ability to continue as a going concern. To alleviate these concerns Vision is planning an equity raise in 2022 as well as continuing to develop and evaluate it’s newest asset and ways to monetize the project.

Discontinued Operations

On May 6, 2022, we, through our wholly owned Swiss subsidiary, VoltH2 Holdings AG (“VoltH2”), entered into a Share Purchase Agreement (the “Purchase Agreement”) with Volt Energy BV (the “Purchaser”) pursuant to which we agreed to sell our 100% interest in our Vlissingen green hydrogen development project and our 50% interest in our Terneuzen green hydrogen development project and related assets (the “Dutch Projects”) to the Purchaser in exchange for $11,250,000 and the 1,768,182 shares of our common stock held by the Purchaser (the “Purchase Price”). VoltH2 has been renamed VisionH2 Holdings AG.

On May 11, 2022 pursuant to the Purchase Agreement, VoltH2 sold our Dutch Projects to the Purchaser by transferring to the Purchaser our 100% interests in VoltH2 Vlissingen BV, VoltH2 Terneuzen BV and VoltH2 Operating BV (the “Sale”) in exchange for the Purchase Price.

In connection with the Sale, on May 12, 2022, Andre Jurres, who owns the Purchaser, resigned as our Co-Chief Executive Officer, member of our board of directors, and from all other positions with us and our subsidiary VoltH2. Mr. Jurres’ resignation was not due to any disagreement on any matter relating to our operations, policies or practices.

Following the Sale, we will be continuing to prosecute our business model, developing hydrogen-centered renewable energy production facilities for the commercial, industrial and transportation sectors. We have retained our goodwill and corporate franchise.

Asset Acquisition

On May 30, 2022, we entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Evolution Terminals B.V., a Dutch corporation (“EVO”), and EVO’s sole shareholder First Finance Europe Ltd., a UK company (“First Finance”), pursuant to which we acquired EVO (the “Acquisition”) for a purchase price of $3,500,000 and 1,500,000 shares of our common stock (the “Shares”). EVO is the owner of a 14 hectare port development project for the storage and distribution of low carbon and renewable fuels, including hydrogen carriers such as ammonia, methanol and liquid organics, located in Vlissingen (Flushing) at the mouth of the Westerschelde estuary in the Netherlands. The Acquisition closed on May 31, 2022. First Finance is controlled by our Chief Executive Officer. The transaction was considered and approved by a committee comprised of our independent directors.

Results of Operations

For the three months ended June 30, 2022 and 2021

Revenue and Cost of Revenue

We had no revenue or cost of revenue for the three months ended June 30, 2022 or 2021.

Operating Expenses

During the three months ended June 30, 2022, our operating expenses were $12,356,001 consisting of: $7,620,000 in stock issuance costs, $3,557,822 in asset acquisition costs, $85,970 in travel, $22,500 of accounting fees, $36,000 in director fees, $9,935 of legal fees, $877,500 of management fees – related party, $11,515 of dues and subscription fees, $14,182 in investor relations, $27,000 in consulting fees and $93,577 of miscellaneous expense.

During the three months ended June 30, 2021, our operating expenses were $203,544 consisting of: $20,000 of accounting fees, $13,500 in director fees, $52,000 of legal fees, $33,750 of management disbursements, $6,033 of dues and subscription fees, $75,000 of stock-based compensation and $3,261 of miscellaneous expense.

We incurred no other expense for the three months ended June 30, 2022 or 2021.

As a result of the foregoing, we had a net loss from continuing operations of $12,774,972 for the three months ended June 30, 2022, compared to a net loss of $203,544 for the three months ended June 30, 2021.

For discontinued operations please refer to note 12.

We incurred a foreign currency translation loss of $21,103 for the three months ended June 30, 2022 for a net comprehensive loss of $12,796,075. We had no foreign currency translation or comprehensive gain/loss for the three months ended June 30, 2021.

For the six Months Ended June 30, 2022 and 2021

Revenue and Cost of Revenue

We had no revenue or cost of revenue for the six months ended June 30, 2022 and 2021.

Operating Expenses

During the six months ended June 30, 2022, our operating expenses were $12,703,922 consisting of $7,620,000 in stock issuance costs, $3,557,822 in asset acquisition costs, $1,102,500 in management fees – related party, $101,805 in accounting fees, $90,249 in travel, $51,000 in director fees, $27,000 in consulting fees, $21,935 in legal fees, $25,019 in dues and subscriptions, $14,232 in investor relations and $92,360 in miscellaneous costs.

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

We incurred interest expense for the six months ended June 30, 2022 of $324.

We generated $20,000 in loan forgiveness/other expenses for the six months ended June 30, 2021.

As a result of the foregoing, we had net losses from continuing operations of $13,732,334 and $306,835 for the six months ended June 30, 2022 and 2021, respectively.

For discontinued operations please refer to note 12.

We incurred a foreign currency translation loss of $8,914 for the six months ended June 30, 2022 for a net comprehensive loss of $13,741,248. We had no foreign currency translation or comprehensive gain/loss for the six months ended June 30, 2021.

Liquidity and Capital Resources

As of June 30, 2022, we had working capital of $6,205,966 comprised of current assets of $6,270,678 in cash $18,940 in prepaid expenses, $3,624 in sales tax receivable offset by $87,276 in accounts payable and accrued expenses.

We had $22,271 in website development costs in long term assets. We had no long-term liabilities.

For the six months ended June 30, 2022, we used $2,782,240 of cash in operating activities – continuing operations, which consisted of $7,620,00 in stock issuance costs, 3,557,795 in asset acquisition costs, $2,962 in amortization, offset by $223,567 in accounts payable and accrued expenses $6,566 in prepaid expenses and $680 in sales tax receivable.

We generated $971,694 of cash in discontinued operations.

We generated $7,902,538 of cash in investing activities including net cash acquired in sale of subsidiaries for $11,184,512, offset by $3,281,974 of cash paid in asset acquisition – related party,

We generated $1,905 in proceeds from financing activities including related party notes for $96,614 offset by principal repayment of related part notes of $94,709. for the six months ended June 30, 2022.

For the six months ended June 30, 2021, we used $223,931 of cash in operating activities, which consisted of $75,000 in stock based compensation, $70,000 in other current assets, $6,500 in prepaid expenses offset by $20,000 in loan forgiveness and $49,596 in accounts payable and other accrued expenses.

We used $619,615 in investing activities including $600,000 in loan receivable - Volt H2 and $19,615 in website development costs for the 6 months ended June 30, 2021.

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

In October 2020, we filed a registration statement on Form S-1 with the Securities and Exchange Commission, whereby we registered 12.5 million shares of our common stock for sale as a company offering. The registration statement was declared effective in October 2020. In January 2021, we sold all the shares for gross proceeds of $2.5 million.

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

Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, as a result of the material weaknesses described below, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief executive officer and Chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not a party to any material legal proceedings or claims.

Item 1A. Risk Factors

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

3.01	Articles of Incorporation of the Company, filed with the Nevada Secretary of State on August 17, 2015, filed as an exhibit to the Registration Statement on Form S-1, filed with the Securities and Exchange Commission (the “Commission”) on June 29, 2016 and incorporated herein by reference.

3.02	Certificate of Correction to the Articles of Incorporation of the Company, filed with the Nevada Secretary of State on August 18, 2015, filed with the Nevada Secretary of State on August 18, 2015, filed as an exhibit to the Registration Statement on Form S-1, filed with the Commission on June 29, 2016 and incorporated herein by reference.

3.03	Bylaws of the Company, filed as an exhibit to the Registration Statement on Form S-1, filed with the Commission on June 29, 2016 and incorporated herein by reference.

3.04	Form of Articles of Amendment to Articles of Incorporation, filed with the Nevada Secretary of State on September 29, 2020, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on October 5, 2020 and incorporated herein by reference.

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from Vision Hydrogen Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISION HYDROGEN CORPORATION

Date: August 10, 2022	By:	/s/ ANDREW HROMYK
Andrew Hromyk
Co-Chief Executive Officer

Date: August 10, 2022	By:	/s/ MATTHEW HIDALGO
Matthew Hidalgo
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

