Form 10-Q
period 2022-09-30
VISION HYDROGEN Corp
filed 2022-10-28
CIK 1676580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022

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

As of October 28, 2022, there were 21,048,776 shares of registrant’s common stock outstanding.

VISION HYDROGEN CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VISION HYDROGEN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$5,479,144	$137,839
Prepaid expenses	67,473	12,374
Sales tax receivable	9,329	-
Current assets held for sale	-	93,602
Total current assets	5,555,946	243,815

Website development costs, net	47,467	25,233
Non-current assets held for sale		129,552
Total non-current assets	47,467	154,785

Total assets	$5,603,413	$398,600

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$105,318	$43,062
Current liabilities held for sale	-	507,273
Total current liabilities	105,318	550,335

Noncurrent liabilities
Non-current liabilities held for sale	-	66,655
Total noncurrent liabilities	-	66,655

Total liabilities	$105,318	616,990

Commitments and contingencies

Stockholders’ equity (deficit)
Preferred stock - $0.0001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock - $0.0001 par value; 100,000,000 shares authorized; 21,048,776 and 21,316,958 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	2,104	2,131
Additional paid-in capital	24,441,120	4,218,829
Accumulated deficit	(18,873,167)	(4,473,739)
Accumulated other comprehensive gain	(71,962)	34,389
Total stockholders’ equity (deficit)	5,498,095	(218,390)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$5,603,413	$398,600

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VISION HYDROGEN CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021

Revenue
Sales	$-	$-	$-	$-
Total revenue	-	-	-	-

Cost of goods sold
Direct costs	-	-	-	-
Total cost of goods sold	-	-	-	-

Gross profit	-	-	-	-

Operating expenses
General and administrative expenses	367,094	39,117	8,410,871	298,452
Transactional fees paid to related party	-	-	4,120,145	-
Management fees – related party	300,000	33,750	840,000	101,250
Total operating expenses	667,094	72,867	13,371,016	399,702

Loss from operations	(667,094)	(72,867)	(13,371,016)	(399,702)

Other (income) expenses
Interest expense	-	-	324	-
Loan forgiveness	-	-	-	(20,000)
Total other expenses	-	-	324	(20,000)

Net loss from continuing operations	$(667,094)	$(72,867)	$(13,371,340)	$(379,702)

Net loss from discontinued operations (note 12)	-	-	(1,028,088)	-

Net loss	$(667,094)	$(72,867)	$(14,399,428)	$(379,702)

Other comprehensive income, net

Foreign currency translation adjustment	(63,048)	-	(71,962)	-

Comprehensive loss	$(730,142)	$(72,867)	$(14,471,390)	$(379,702)

Loss per share (continuing operations)
Basic	$(0.03)	$(0.01)	$(0.68)	$(0.03)
Loss per share (discontinued operations)
Basic	$(0.00)	$(0.00)	$(0.05)	$(0.00)
Weighted average common shares outstanding
Basic and diluted	21,048,776	12,902,867	21,067,574	11,435,068

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VISION HYDROGEN CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 (UNAUDITED)

	Common Stock		Preferred Stock		Additional		Accumulated Other	Total Stockholders’
	Number of Shares	Amount	Number of shares	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Gain (Loss)	Equity (Deficit)
Beginning, January 1, 2021	397,867	$40	-	-	$3,059,846	$(3,485,302)	-	$(425,416)

Equity financing	9,500,000	950	-	-	1,781,303	-	-	1,782,253

Conversion of related party debt to equity	3,000,000	300	-	-	596,447	-	-	596,747

Net loss	-	-	-	-	-	(103,291)	-	(103,291)

Ending, March 31, 2021	12,897,867	$1,290	-	$-	$5,437,596	$(3,588,593)	$-	$1,850,293

Stock based compensation	5,000	-	-	-	75,000	-	-	75,000

Net loss	-	-	-	-	-	(203,544)	-	(203,544)

Ending June 30, 2021	12,902,867	$1,290	-	$-	$5,512,596	$(3,792,317)	$-	$1,721,749

Net loss	-	-	-	-	-	(72,867)	-	(72,867)

Ending September 30, 2021	12,902,867	$1,290	-	$-	$5,512,596	$(3,865,004)	$-	$1,648,882

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VISION HYDROGEN CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 (UNAUDITED)

	Common Stock		Preferred Stock		Additional		Accumulated Other	Total Stockholders’
	Number of Shares	Amount	Number of shares	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Gain (Loss)	Equity (Deficit)
Beginning, January 1, 2022	21,316,958	$2,131	-	-	$4,218,829	$(4,473,739)	$34,389	$(218,390)

Foreign currency translation adjustment	-	-	-	-	-	-	12,189	12,189

Net loss	-	-	-	-	-	(957,362)	-	(957,362)

Ending, March 31, 2022	21,316,958	$2,131	-	$-	$4,218,829	$(5,431,101)	$46,758	$(1,163,563)

Sale of Dutch asset	(1,768,182)	(177)	-	-	12,602,441	-	(107,473)	12,494,791

Stock issuance ETBV acquisition	1,500,000	150	-	-	7,619,850	-	-	7,620,000

Foreign currency translation through sale of Dutch asset	-	-	-	-	-	-	60,895	60,895

Foreign currency translation adjustment	-	-	-	-	-	-	(8,914)	(8,914)

Net loss	-	-	-	-	-	(12,774,972)	-	(12,774,972)

Ending June 30, 2022	21,048,776	$2,104	-	$-	$24,441,120	$(18,206,073)	$(8,914)	$6,228,237

Foreign currency translation adjustment	-	-	-	-	-	-	(63,048)	(63,048)

Net loss	-	-	-	-	-	(667,094)	-	(667,094)

Ending September 30, 2022	21,048,776	$2,104	-	$-	$24,441,120	$(18,873,167)	$(71,962)	$5,498,095

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VISION HYDROGEN CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss from continuing operations	$(14,399,428)	$(379,702)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	4,290	1,634
Issuance of stock	7,620,000	75,000
Asset purchase consideration	3,557,945
PPP loan forgiveness	-	(20,000)
Change in operating assets and liabilities:
Other current assets	-	70,000
Sales tax receivable	(6,865)	-
Prepaid expenses and other costs	(55,099)	(5,250)
Accounts payable and accrued expenses	(200,035)	(21,368)

Net cash used in operating activities – continuing operations	(3,479,192)	(279,686)
Net cash used in operating activities – discontinued operations	971,694	-
Net cash used in operating activities	(2,507,498)	(279,686)

CASH FLOWS FROM INVESTING ACTIVITIES

Loan to Volt H2	-	(1,100,000)
Cash paid website development costs	(26,524)	(19,615)
Cash paid in asset acquisition – related party, net	(3,281,974)	-
Cash acquired in sale of subsidiaries, net	11,184,512	-

Net cash used in investing activities – continuing operations	7,876,014	(1,119,615)
Net cash used in investing activities – discontinued operations		-
Net cash used in investing activities	7,876,014	(1,119,615)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from related party notes	96,614	-
Principal repayment of related party notes	(94,709)
Proceeds from equity financing, net of issuance costs	-	1,782,253

Net cash provided by financing activities – continuing operations	1,905	1,782,253
Net cash used in financing activities – discontinued operations	-	-
Net cash provided by (used in) financing activities	1,905	1,782,253

Net increase (decrease) in cash and cash equivalents	5,370,421	382,952

Effect of foreign currency translation on cash	(29,116)	-

Cash and cash equivalents - beginning of period	137,839	7,102
Cash and cash equivalents - end of period	$5,479,144	$390,054

Supplemental disclosure of non-cash investing and financing activities
Conversion of debt and accrued interest	$-	$596,747

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VISION HYDROGEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

1. ORGANIZATION AND LINE OF BUSINESS

Vision Hydrogen Corporation (the “Company” or “VisionH2”) is a renewable energy company developing clean hydrogen production and storage facilities for the commercial, industrial and transportation sectors through site procurement, permitting, pre-development and grid integration. The Company seeks to utilizing hydrogen as fuel, feedstock, and as a grid balancing & capacitance solution. VisionH2 is committed to providing low carbon solutions with high yield hydrogen production, storage and distribution services for the European renewable economy and supply chain.

The Company was incorporated in the state of Nevada on August 17, 2015 as H/Cell Energy Corporation and is based in Jersey City, New Jersey. The Company changed its name to Vision Hydrogen Corporation in October 2020. Since inception the Company has been involved in the hydrogen and renewable energy space. We have three subsidiaries, VisionH2 Holdings AG, Evolution Terminals BV and VisionH2 UK Ltd.

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

Comprehensive Gain/Loss

Comprehensive loss consists of two components, net loss and other comprehensive loss. The Company’s other comprehensive loss is comprised of foreign currency translation adjustments. The balance of accumulated other comprehensive loss is $0 as of September 30, 2022 and at December 31, 2021.

For the three month and nine months ended September 30, 2022, the Company recorded comprehensive loss of $63,048 and $71,962 respectively. There was no comprehensive gain or loss for the three months and nine months ended September 30, 2021.

VISION HYDROGEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

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

VISION HYDROGEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

Asset acquisitions

Asset acquisitions are measured based on their cost to us, including transaction costs incurred by us. An asset acquisition’s cost or the consideration transferred by us is assumed to be equal to the fair value of the net assets acquired. If the consideration transferred is cash, measurement is based on the amount of cash we paid to the seller, as well as transaction costs incurred by us. Consideration given in the form of nonmonetary assets, liabilities incurred or equity interests issued is measured based on either the cost to us or the fair value of the assets or net assets acquired, whichever is more clearly evident. The cost of an asset acquisition is allocated to the assets acquired based on their estimated relative fair values. We engage third-party appraisal firms to assist in the fair value determination of inventories, identifiable long-lived assets and identifiable intangible assets. Goodwill is not recognized in asset acquisition.

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

During 2020 a director of the Company lent the Company a total of $596,747 at 6% per annum. On January 21, 2021 the note and accumulated interest was converted, along with a cash payment of $3,253 for a total of $600,000, into 3,000,000 shares of the Company’s common stock (“Shares”) pursuant to the Company’s public offering (see “Note 7”).

On November 8, 2021 we acquired the 84% of VoltH2 Holdings AG (“VoltH2”) which we did not already own from the other shareholders of VoltH2 for 8,409,091 Shares. An investment firm of which our CEO is principal owned 725,000 shares (66%) of VoltH2. VoltH2 has been renamed VisionH2 Holdings AG.

On May 11, 2022 we sold our Vlissingen and Terneuzen green hydrogen development projects and related assets to Volt Energy BV, a company controlled by a former director and co-CEO, in exchange for $11,250,000 and the 1,768,182 Shares held by Volt Energy BV. see “Note 9”)

On May 30, 2022 we acquired Evolution Terminals B.V., a Dutch corporation (“ETBV”) from an investment firm of which our CEO is principal for a purchase price of $3,500,000 and 1,500,000 shares of our common stock. see “Note 10”).

On June 20, 2022 we entered into a Management Services Agreement with a company controlled by our CEO pursuant to which we receive executive, business consulting and advisory, business development and other services. The Agreement is for an initial term of three years and will automatically renew for one or more additional two-year renewal periods unless terminated. The fee under the Management Services Agreement is $100,000 per month which will increase on each anniversary by the greater of the previous year’s change in the United States Consumer Price Index plus 2%, or 5%.

4. SIGNIFICANT CONCENTRATIONS OF CREDIT RISK

Cash is maintained at an authorized deposit-taking institution (bank) incorporated in the United States, Canada and The Netherlands and is insured by the U.S. Federal Deposit Insurance Corporation (FDIC), the Canada Deposit Insurance Corporation (CDIC) and the Dutch Central Bank (DNB) up to $250,000, $73,000 and $114,000 respectively. As of September 30, 2022, the balance was fully covered with the FDIC and was $4,123,932 and $1,130,836 in excess of the CDIC and DNB insured limit, respectively.

5. LEASES

Operating Leases

For leases with a term of 12 months or less, the Company is permitted to make and has made an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities, and we recognize lease expense for such leases on a straight-line basis over the lease term.

The Company maintains its principal office at 95 Christopher Columbus Drive, 16th Floor Jersey City, NJ 07302 on a month-to-month lease.

VISION HYDROGEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

Finance Leases

As of September 30, 2022 and December 31, 2021, the Company had no finance leases.

6.  STOCK OPTIONS AWARDS AND GRANTS

There was no stock option activity from the 2016 Incentive Stock Option Plan from January 1, 2022 to September 30, 2022.

As of September 30, 2022, there was no unrecognized compensation expense or dilutive securities.

7.  REGISTRATION STATEMENT

In October 2020, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission, whereby the Company registered 12,500,000 shares of its common stock for sale as a company offering. The registration statement was declared effective in October 2020. The Company sold a total of 12,500,000 shares of Common Stock in January 2021 for total consideration of $2,500,000. The consideration consisted of $596,747 of debt converted to equity (see Note 3) and gross cash proceeds of $1,903,253. The Company incurred $70,000 of legal fees and a $51,000 consulting fee in connection with the capital raise.

8. RECENT ACCOUNTING PRONOUNCEMENTS

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

In September 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (ASC 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 simplifies the accounting for nonemployee share-based payment transactions. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The new standard will become effective for the Company beginning January 1, 2019, with early adoption permitted. The Company has adopted this standard and has no impact on its consolidated financial statements and disclosures.

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

SEPTEMBER 30, 2022 AND 2021

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

9. DISCONTINUED OPERATIONS

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

The VoltH2 acquisition was accounted for as an asset acquisition with no step-up basis due to our 15.9% ownership of VoltH2 prior to the acquisition, and due to VoltH2 being an early stage company that had not generated revenues and lacked outputs. Since this transaction is not an acquisition of a business but yet a transfer of long lived assets (primarily) between two non-operating companies no step-up in basis was allowed. Both of the entities are non-operating entities and the fair value business combination rules do not apply. When related parties are involved, the SEC generally will not permit the recognition of gain in the transferor’s financial statements or a step-up in basis on the transferee’s books for sales or transfers of long-lived assets. No exceptions are permitted on transactions between a parent company and a subsidiary or between subsidiaries of the same parent, other than in regulated industries when a nonregulated subsidiary sells manufactured goods to a regulated affiliate. The acquisition consideration consisted of 8,409,091 shares of our common stock issued on the acquisition date of November 8, 2021 at a closing market price of $11. A deemed dividend for the excess share price over cost basis of the net assets of ($1,340,426) was recorded in the amount of $93,840,427.

There were no acquisition related costs for the Company for the three and nine months ended September 30, 2022 and 2021.

The following pro forma financial information presents the combined results of operations of VoltH2 and the Company for the three and nine months ended September 31, 2021. The pro forma financial information presents the results as if the acquisition had occurred as of the beginning of 2021.

The unaudited pro forma results presented include amortization charges for acquired intangible assets, interest expense and stock-based compensation expense.

Pro forma financial information is presented for informational purposes and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place as of the beginning of 2021.

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Revenues	$-	$-
Net income (loss)	$(505,638)	$(1,149,198)
Net income per share:
Basic and diluted	$(0.39)	$(0.92)

VISION HYDROGEN CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

On May 6, 2022, we, through our wholly owned Swiss subsidiary, VoltH2 Holdings AG (“VoltH2”), entered into a Share Purchase Agreement (the “Purchase Agreement”) with Volt Energy BV (the “Purchaser”) pursuant to which we agreed to sell our 100% interest in our Vlissingen green hydrogen development project and our 50% interest in our Terneuzen green hydrogen development project and related assets (the “Dutch Projects”) to the Purchaser in exchange for $11,250,000 and the 1,768,182 shares of our common stock held by the Purchaser (the “Purchase Price”). The Purchase Agreement closed on May 11, 2022There was $623,078 in costs related to the disposition. Due to the related party nature of the transaction the $11,250,000 cash component of the purchase price and related gain on the sale of the Dutch Projects is a part of paid in capital on the balance sheet as there is no step-up in basis when related parties are involved. VoltH2 has been renamed VisionH2 Holdings AG.

The results of discontinued operations are as follows:

	Three months ended September 30, 2022	Nine months ended September 30, 2022
Selling, general and administrative expenses	-	1,028,088

Discontinued operations for the period	$-	$(1,028,088)

10. ASSET ACQUISTION UNDER COMMON CONTROL

On May 30, 2022, we entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Evolution Terminals B.V., a Dutch corporation (“ETBV”), and ETBV’s sole shareholder. ETBV is developing a green energy terminal for the storage and handling of sustainable products and fuels.

On May 30, 2022, we entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Evolution Terminals B.V., a Dutch corporation (“ETBV”) pursuant to which we acquired ETBV (the “Acquisition”) from an investment firm of which our CEO is principal for a purchase price of $3,500,000 and 1,500,000 shares of our common stock. ETBV is the owner of a 14 hectare port development project for the storage and distribution of low carbon and renewable fuels, including hydrogen carriers such as ammonia, methanol and liquid organics, located in Vlissingen (Flushing) at the mouth of the Westerschelde estuary in the Netherlands. The Acquisition closed on May 31, 2022. The transaction was considered and approved by a committee comprised of our independent directors. As a result, the combination of the Company and ETBV is considered an asset combination under common control and has been accounted for in a manner similar to a pooling-of-interests.

The asset had capitalized project development costs of $1,554,952, which consisted of financial models, environmental impact assessments, layout drawings, terminal operation simulations, and other various permitting reports and storage designs. These capitalized project development costs were determined to be In-Process-Research-and-Development (“IPRD). In-Process-Research-and-Development can only be capitalized under GAAP once project viability has been achieved. Since the acquisition was related party, the accounting should be acknowledged at predecessor cost and not historical cost. Predecessor cost is what the predecessor owner had recorded, and per the explanation above, all the amounts are expensed. The total purchase price consideration was expensed in the three and nine months ended September 30, 2022 consisted of $3,500,000 in acquisition costs, $7,620,000 in issuance of stock offset by $57,945 in assets acquired.

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

Business Overview

Please refer to Note 1 for our overview and line of business.

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

As reflected in the quarterly financial statements, the Company had a net loss from continuing operations of $13,371,340 along with $3,479,192 of net cash used in operations for the nine months ended September 30, 2022. In addition, the Company is a start up in the renewable energy space and has generated limited revenues to date.

Even though through the sale of the Dutch Properties for $11,250,000 the Company has proven a sustainable business model, it still is representing a net loss year to date.

Management has evaluated the significance of these conditions and under these circumstances these conditions raise substantial doubt about the ability to continue as a going concern. However current cash on the balance sheet of $5,479,144 is greater than the net cash used in operations of $3,479,192 for the nine months ended September 30, 2022. In addition to alleviating these concerns the Company is planning for an equity raise in the next year and continuing to develop and evaluate its newest asset and ways to monetize the project.

Discontinued Operations

For discontinued operations please refer to Note 9.

Asset Acquisition

For our asset acquisition please refer to Note 10.

Results of Operations

For the three months ended September 30, 2022 and 2021

Revenue and Cost of Revenue

We had no revenue or cost of revenue for the three months ended September 30, 2022 or 2021.

Operating Expenses

During the three months ended September 30, 2022, our general and administrative expenses were $667,094, including $300,000 in management fees – related party, $125,071 in project costs, $95,286 in travel and lodging, $40,500 in consulting fees, $24,247 in accounting fees, $21,000 in director fees, $19,403 in legal fees, $14,858 in internet services and domain name purchases, $8,609 in dues and subscriptions and $18,120 in miscellaneous fees.

During the three months ended September 30, 2021, our general and administrative expenses were $72,867, including $33,750 in management disbursements, $12,000 legal fees, $9,020 in dues and subscriptions, $15,000 in director fees and $3,097 in miscellaneous expenses.

We incurred no other expense for the three and nine months ended September 30, 2021.

As a result of the foregoing, we had a net loss from continuing operations of $667,094 for the three months ended September 30, 2022, compared to a net loss of $72,867 for the three months ended September 30, 2021.

We incurred a foreign currency translation loss of $63,048 for the three months ended September 30, 2022 for a net comprehensive loss of $730,142. We had no foreign currency translation or comprehensive gain/loss for the three months ended September 30, 2021.

For the nine months ended September 30, 2022 and 2021

Revenue and Cost of Revenue

We had no revenue or cost of revenue for the nine months ended September 30, 2022 and 2021.

Operating Expenses

During the nine months ended September 30, 2022, our general and administrative expenses were $13,371,016, including $7,677,945 in issuance of stock, $4,120,145 transactional fees – related party, $840,000 in management fees - related party, $181,256 in travel and lodging, $125,071 in project costs, $123,605 in accounting fees, $72,000 in director fees, $67,500 in consulting fees, $41,338 in legal fees, $33,236 in dues and subscriptions, $20,642 in internet services and domain purchases, $14,232 in investor relations, $6,986 in business meals and $47,060 in miscellaneous expenses.

During the nine months ended September 30, 2021, our general and administrative expenses were $399,702, including $77,500 in accounting fees, $101,250 in management disbursements, $33,500 in director fees, $24,686 in dues and subscriptions, $75,000 in stock based compensation, $77,017 in legal fees and $10,749 in miscellaneous expenses.

We incurred interest expense for the nine months ended September 30, 2022 of $324.

We generated $20,000 in loan forgiveness/other expenses for the nine months ended September 30, 2021.

As a result of the foregoing, we had net losses from continuing operations of $13,371,340 and $379,702 for the nine months ended September 30, 2022 and 2021, respectively.

For discontinued operations please refer to note 9.

We incurred a foreign currency translation loss of $71,962 for the nine months ended September 30, 2022 for a net comprehensive loss of $14,471,390. We had no foreign currency translation or comprehensive gain/loss for the nine months ended September 30, 2021.

Liquidity and Capital Resources

As of September 30, 2022, we had working capital of $5,450,628 comprised of current assets of $5,479,144 in cash $67,473 in prepaid expenses, $9,329 in sales tax receivable offset by $105,318 in accounts payable and accrued expenses.

We had $47,467 in website development costs in long-term assets. We had no long-term liabilities.

For the nine months ended September 30, 2022

We used $3,479,192 of cash in operating activities – continuing operations, which represented our net loss of $14,399,428 and consisted of $7,620,00 in stock issuance costs, $3,557,945 in asset acquisition costs offset by $4,290 in amortization, $200,035 in accounts payable and accrued expenses $55,099 in prepaid expenses and $6,865 in sales tax receivable.

We generated $971,694 of cash in discontinued operations.

We generated $7,876,014 of cash in investing activities including net cash acquired in sale of subsidiaries for $11,184,512, offset by $3,281,974 of cash paid in asset acquisition – related party and $26,524 in cash paid - website development costs.

We generated $1,905 in proceeds from financing activities including related party notes for $96,614 offset by principal repayment of related part notes of $94,709.

For the nine months ended September 30, 2021

We used $279,686 of cash in operating activities, which represented our net loss from continuing operations of $379,702 consisting of $75,000 in stock-based compensation, $70,000 in other current assets and $1,634 in amortization offset by $5,250 in prepaid expenses, $20,000 in loan forgiveness and $21,368 in accounts payable and other accrued expenses.

We used $1,119,615 in investing activities including $1,100,000 in notes receivable to Volt H2 and $19,615 in website development costs.

We generated $1,782,253 in equity financing for financing activities.

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

Recent Accounting Pronouncements

Please refer to Note 8 in the accompanying financial statements.

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

Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, as a result of the material weaknesses described below, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief executive officer and Chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not a party to any material legal proceedings or claims.

Item 1A. Risk Factors

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

3.01	Articles of Incorporation of the Company, filed with the Nevada Secretary of State on August 17, 2015, filed as an exhibit to the Registration Statement on Form S-1, filed with the Securities and Exchange Commission (the “Commission”) on September 29, 2016 and incorporated herein by reference.

3.02	Certificate of Correction to the Articles of Incorporation of the Company, filed with the Nevada Secretary of State on August 18, 2015, filed with the Nevada Secretary of State on August 18, 2015, filed as an exhibit to the Registration Statement on Form S-1, filed with the Commission on September 29, 2016 and incorporated herein by reference.

3.03	Bylaws of the Company, filed as an exhibit to the Registration Statement on Form S-1, filed with the Commission on September 29, 2016 and incorporated herein by reference.

3.04	Form of Articles of Amendment to Articles of Incorporation, filed with the Nevada Secretary of State on September 29, 2020, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on October 5, 2020 and incorporated herein by reference.

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from Vision Hydrogen Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISION HYDROGEN CORPORATION

Date: October 28, 2022	By:	/s/ ANDREW HROMYK
Andrew Hromyk
Chief Executive Officer

Date: October 28, 2022	By:	/s/ MATTHEW HIDALGO
Matthew Hidalgo
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

