Form 10-K
period 2022-12-31
VISION ENERGY Corp
filed 2023-03-31
CIK 1676580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission File Number 000-55802

VISION ENERGY CORPORATION

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2022, based on the closing sales price of the common stock as quoted on the OTCQB was $50,955,156.

As of March 31, 2023, there were 42,097,552 shares of registrant’s common stock outstanding.

PART I

Forward Looking Statement

This Annual Report on Form 10-K (including the section regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements but are not deemed to represent an all- inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-K. Additionally, statements concerning future matters are forward-looking statements.

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

ITEM 1 – BUSINESS

As used in this Annual Report on Form 10-K and unless otherwise indicated, the terms “we,” “us,” “our,” “Vision,” “Vision Energy” or the “Company” refer to Vision Energy Corporation (f/k/a Vision Hydrogen Corporation) and its wholly owned subsidiaries.

Overview

Vision Energy Corporation identifies energy commodities and focuses on originating and developing energy infrastructure projects and assets which facilitate the energy transition through low-carbon energy solutions. The Company leverages its experienced Team with a vast proven track-record in site procurement, accelerating development permitting, facilities design, engineering studies and project management to deliver an efficient and method driven project development process. Vision pursues commercial relationships and operating partnerships with energy industry participants and off-takers seeking carbon abatement across feedstock and fuels. Vision Energy is committed to providing low carbon energy solutions whilst targeting an attractive investment yield, by utilizing and leveraging existing gas, power, and logistics infrastructure to enable import and or distribution of reduced-carbon energy for domestic and global value chains.

Vision Energy was incorporated in the state of Nevada on August 17, 2015, and is based in Jersey City, New Jersey. Originally incorporated as H/Cell Energy Corporation, the Company changed its name to Vision Hydrogen Corporation in October 2020 and then to its current name Vision Energy Corporation in November 2022. Since inception, the Company has been involved in the hydrogen and renewable energy space. The Company has six subsidiaries: Vision Energy Holdings AG (f/k/a VisionH2 Holdings AG), Vision Hydrogen BV, Evolution Operating BV, Evolution Terminals SPV II BV, Evolution Terminals BV, (“ETBV”) Vision Energy UK Ltd.

Our wholly owned subsidiary ETBV is developing a substantial Green Energy Hub which is comprised of the sustainable import, storage and throughput of new energy products and low-carbon fuels. The Green Energy Hub is in the advanced stages of development and will be a major hub for import and supply of hydrogen carriers and renewable energy products to Europe.

Recent Developments

Forward Stock Split; Name and Symbol Changes

On November 8, 2022, we effectuated a two-for-one (2:1) forward split of our common stock, $0.0001 par value per share, and simultaneously increased our number of authorized shares of common stock from 100,000,000 to 200,000,000. Concurrent with the forward split, the Company changed its name from “Vision Hydrogen Corporation” to “Vision Energy Corporation,” pursuant to a merger with a wholly owned subsidiary. On December 7, 2022, our stock began to trade under a new symbol, “VENG.”

Acquisition of VoltH2 Holdings AG

On November 8, 2021, the Company entered into a Stock Purchase Agreement with VoltH2 Holdings AG, a Swiss corporation (“Volt H2”), and the other shareholders of VoltH2 (each, a “Seller”, and together, the “Sellers”) pursuant to which Vision acquired VoltH2 (the “Acquisition”). VoltH2 is a European-based developer of clean hydrogen production facilities for the supply of commercial offtake volumes of clean hydrogen to manufacturers, gas and power traders, industrial consumers, and both heavy and marine transportation sectors that have pivoted away from carbon emitting energy sources and fuels.

Pursuant to the Stock Purchase Agreement, Vision acquired an 84.1% interest of VoltH2, and together with its existing 15.9% ownership interest, owned 100% of VoltH2. The Acquisition was completed in exchange for 16,818,182 shares of our common stock (the “Consideration Shares”). In connection with the Acquisition, we also entered into an indemnification escrow agreement with one of the Sellers providing for the periodic release of up to 3,536,364 of the Consideration Shares, as well as a pledge and security agreement which granted us a continuing security interest in the Escrowed Shares to secure such Seller’s indemnity obligations under the Stock Purchase Agreement. As mentioned earlier the acquisition consideration consisted of 16,818,182 shares of Vision common stock granted on the acquisition date of November 8, 2021, at a closing market price of $5.50. A deemed dividend for the excess share price over cost basis of the net assets of ($1,340,426) was recorded in the amount of $93,840,427.

Sale of Dutch Projects

On May 6, 2022, we, through our wholly owned subsidiary, VisionH2 Holdings AG (“VisionH2”), entered into a Share Purchase Agreement with Volt Energy BV, pursuant to which we agreed to sell our 100% interest in our Vlissingen green hydrogen development project and our 50% interest in our Terneuzen green hydrogen development project and related assets to the Purchaser in exchange for $11,250,000 of cash and the 3,536,364 shares of our common stock held by the Purchaser.

Acquisition of Evolution Terminals

On May 30, 2022, we entered into a Stock Purchase Agreement with ETBV, a Dutch corporation, and ETBV’s sole shareholder, First Finance Europe Ltd., a UK company, pursuant to which we acquired ETBV for a purchase price of $3,500,000 in cash and 3,000,000 shares of our common stock. At the time of closing, ETBV’s primary business was the development of 16.4 -hectare port development project for the import, storage and distribution of low carbon and renewable fuels, including hydrogen carriers such as ammonia, methanol, and liquid organics, located in Vlissingen (Flushing) at the mouth of the Westerschelde estuary in the Netherlands.

With the sale of the Dutch Projects the Company changed its business focus from developing clean hydrogen production facilities to developing midstream infrastructure for import, storage and distribution of low-carbon energy products and hydrogen carriers to global customers and supply-chains. ETBV is developing a bulk liquid import and storage facility for the products mentioned above.

The development plan of ETBV consists of three phases. Phase one is the construction of infrastructure including ammonia storage, jetty, rail, and truck loading. Phase two and three consist of expansion of storage capacity and the integration of an ammonia cracker to crack ammonia to hydrogen gas for future distribution via the European Hydrogen Backbone (EHB).

ETBV has contracted a development team with a proven track record in providing a full range of project development and management services across all aspects of onshore and offshore tank terminal developments. ETBV’s team has many years of experience, staffed by former employees of major industry leaders such as Vopak, Tebodin, Oiltanking, Van Oord and Bluewater. The team possess the capabilities and experience to manage a full and holistic process for tank terminal development as the members have managed numerous projects from conception to operation around the world. Collectively, the team has developed over 8 million cubic meters (“cbm”) of storage capacity and possesses in-depth knowledge and experience with bulk terminal project development. The team has developed a comprehensive and bespoke project development methodology intended to assure an efficient process from inception to delivery.

Market Potential

We believe Vision Energy can benefit from the European Hydrogen Backbone (EHB) initiative which aims to diversify gas supplies and speed up the roll-out of renewable gases and hydrogen in Europe. Setting a goal to reach an additional 20 million tons (Mt) of renewable hydrogen –10 Mt domestically produced, and 10 Mt imported –in addition to the 5.6 Mt foreseen under the European Commission renewable energy initiative “Fit for 55”, going beyond the targets of the European Union (EU)’s hydrogen strategy. Vision Energy assets are located in proximity to a future H2 Backbone connection planned in Zeeland, Netherlands. Governments have committed to decarbonize shipping by 2050, supporting industrial-scale zero-emission shipping projects through national and regional action, and delivering the policy measures that will make zero-emission shipping the default choice by 2030. Worldwide production of ammonia is around 180 million tons per year and the demand is increasing due to large scale agricultural activities. More than 80 % of ammonia is used as feed stock for production of fertilizers. The rest is used in the chemical industry as feedstock for plastics, fibers, explosives, nitric acid and intermediates for dyes and pharmaceuticals. The potential as a hydrogen carrier may make green ammonia key in transporting energy between continents as renewable energy markets thrive.

Competition

In Europe, the market for renewable energy hubs is growing. For example, in 2021 Global Energy Storage “GES” announced its first major investment at Europoort in the Port of Rotterdam. In addition, a green energy import terminal is to be built at the port of Hamburg by Air Products and Oiltanking Deutschland, which is a subsidiary of the energy company Mabanaft. This large-scale green energy terminal will be the first of its kind in Germany and is expected to start providing hydrogen to Germany by 2026. We believe that all competitors will face a high demand for their products.

Government Regulations; Regulatory Matters

Our business activities require compliance with government and provisional regulations, including environmental regulations. Each site must adhere to specific regulatory requirements of the permits. Without environmental permits and compliance with international environmental and health safety and environmental standards, projects cannot reach the engineering, procurement, and construction phase.

Government Incentives

We intend to focus on states or regions where government support of a regulatory standard that promotes renewable energy and hydrogen production and consumption. Governments in multiple jurisdictions have established various incentives and financial mechanisms to accelerate and promote the use of hydrogen as renewable energy sources. These incentives may take the form of support for infrastructure and hydrogen transportation versus monetary incentives.

Employees

As of March 31, 2023, we had nine full-time employees. We plan to hire employees on an as-needed basis.

Item 1A. Risk Factors

Risks Related to Our Financial Position and Need for Additional Capital

We have a short operating history and have generated minimal revenue to date. This makes it difficult to evaluate our prospects and increases the risk that we will not be successful.

The Company was incorporated in August 2015. As a result, we have a limited operating history for you to evaluate in assessing our prospects. We are subject to all risks inherent in a developing business enterprise. Our likelihood of continued success must be considered considering the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the services industry and the competitive and regulatory environment in which we operate. As a new industry, there are few established companies whose business models we can follow. Similarly, there is little information about comparable companies for potential investors to review in deciding about whether to invest in the Company.

Potential investors should consider, among other factors, our prospects for success considering the risks and uncertainties generally encountered by companies that, like us, are in their early stages. We may not successfully address these risks and uncertainties or successfully implement our operating strategies. If we fail to do so, it could materially harm our business to the point of having to cease operations and could impair the value of our common stock to the point investors may lose their entire investment.

We expect to incur significant losses in the foreseeable future and may never achieve or maintain profitability.

Investment in our company is highly speculative because it entails substantial upfront capital expenditures and significant risk that, as a company in a new industry, we may never become commercially viable. We expect to incur operating losses in the foreseeable future as we execute our business plan. As a result, we expect to continue to incur significant operating losses and negative cash flows for the foreseeable future. These losses have had and will continue to have an adverse effect on our financial position and working capital.

To become and remain profitable, we must develop or acquire strategic energy assets with significant market potential. This will require us to be successful in a range of challenging activities, including identifying and acquiring target sites, developing the necessary infrastructure at sites for delivery and logistics, obtaining governmental approvals, acquiring customers, and marketing our services. We may never succeed in these activities and, even if we succeed, we may never generate revenues that are significant enough to achieve profitability. In addition, as a young business, we may encounter unforeseen expenses, difficulties, complications, delays, and other known and unknown challenges. Furthermore, because of the numerous risks and uncertainties associated with entering a nascent market, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis and we may continue to incur substantial development and other expenditures to acquire and build out additional sites. Our failure to become and remain profitable would decrease the value of the company and could impair our ability to raise capital, maintain our development efforts, expand our business, or continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.

To execute our overall business strategy, we will likely require additional working capital, which may not be available on terms favorable to us or at all. If additional capital is not available or is available at unattractive terms, we may be forced to delay, reduce the scope of or eliminate our operations.

We have an ambitious business plan for strong growth of our business, which will likely require us to raise additional financing to supplement our cash flows from operations to fully execute. We intend to use proceeds from our recent sale of our Dutch Projects to implement our business strategy. We also expect that we will require additional financing to execute our business strategy. To the extent we raise additional capital through the sale of equity securities, the issuance of those securities could result in dilution to our shareholders. In addition, if we obtain debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for our business activities. If adequate funds are not available, we may be required to reduce our marketing and sales efforts or reduce or curtail our operations.

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

We continually assess the strategic fit of our existing businesses and may divest businesses that are deemed not to fit with our strategic plan or are not achieving the desired return on investment. For example, this past year, we determined our Dutch Projects were not a strategic fit with our goal of developing the market in integrated energy hubs for the import, storage, processing and distribution of low-carbon and renewable energy products and fuels. As a result, the decision was made to exit and monetize the Dutch Projects.

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

Delays in or not completing our development goals may adversely affect our revenue and profitability.

If we experience delays in meeting our development goals, our products exhibit technical defects, or if we are unable to meet cost or performance goals, including, useful life and reliability, the profitable commercialization of our products will be delayed. In this event, potential purchasers of our products may choose alternative technologies and any delays could allow potential competitors to gain market advantages. We cannot be assured that we will successfully meet our commercialization schedule in the future, or at all.

Our lack of diversification will increase the risk of an investment in us, and our financial condition and results of operations may deteriorate if we fail to diversify.

Our current business focuses primarily on one area of renewable energy space. Larger companies can manage their risk by diversification. However, we currently lack diversification, specifically in terms of the nature of our business. As a result, we will likely be impacted more acutely by factors affecting our industry and the sector in which we operate, than we would if our business were more diversified, enhancing our risk profile.

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

Inflation has the potential to adversely affect our business, results of operations, financial position and liquidity by increasing our overall cost structure, particularly if we are unable to achieve commensurate increases in the prices, we charge our customers. The existence of inflation in the economy has the potential to result in higher interest rates and capital costs, supply shortages, increased costs of labor and other similar effects. As a result of inflation, we may experience increases in the costs of labor, materials, and other inputs, such as engineering consultants. Although we may take measures to mitigate the impact of this inflation through [pricing actions and] efficiency gains, if these measures are not effective our business, results of operations, financial position and liquidity could be materially adversely affected. Even if such measures are effective, there could be a difference between the timing of when these beneficial actions impact our results of operations and when the cost of inflation is incurred. Additionally, the pricing actions we take could result in a decrease in market share.

Risks Related to Governmental Regulation

Our business may become subject to increased government regulation.

Our planned development sites are expected to be subject to certain federal, local, and non-U.S. laws and regulations, including, for example, state and local ordinances relating to building codes, public safety, electrical and gas pipeline connections, hydrogen transportation and siting and related matters. See “Business— Government Regulations; Regulatory Matters” for additional information. In certain jurisdictions, these regulatory requirements may be more stringent than those in the United States. If any governmental sanctions are imposed, our business, operating results, and financial condition could be materially adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees. Enforcement actions and sanctions could harm our business, operating results, and financial condition.

Risks Related to Employees, Managing Our Growth and Other Legal Matters

We are highly dependent on the services of our key personnel.

We are highly dependent on the services of Andrew Hromyk, our Chief Executive Officer, Arron Smyth, our Executive Vice President, and Matthew Hidalgo, our Chief Financial Officer. Matthew Hidalgo has an employment agreement through May 9, 2023, and we have no agreements with Andrew Hromyk or Arron Smyth. Each of them may terminate their employment with us at any time, though we are not aware of any present intention of any of these individuals to leave us. If we were to lose the services of these executives, we may experience difficulties in effectively developing our technology and implementing our business strategies.

We expect to expand our development and operational capabilities and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

As of December 31, 2022, we had nine full-time employees. As we identify and develop assets, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the area of sales and marketing. To manage our anticipated future growth, we must:

●	identify, recruit integrate, maintain, and motivate additional qualified personnel;

●	identify and develop additional assets and projects;

●	improve our operational, financial and management controls, reporting systems and procedures.

Our future financial performance and our ability to identify, acquire and develop assets and projects on a plant-size scale will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert financial and other resources, and a disproportionate amount of its attention away from day-to-day activities to devote a substantial amount of time, to managing these growth activities. If we are not able to effectively expand our organization, we may not achieve our development goals.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2022, we had aggregate U.S. federal net operating loss, or NOL, carryforwards of approximately $1,321,270 million. Our U.S. federal NOLs generated in taxable years ending prior to 2018 could expire unused. Under the Tax Cuts and Jobs Act, as modified by the CARES Act, U.S. federal NOLs incurred in taxable years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such U.S. federal NOLs in tax years beginning after December 31, 2017, is generally limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Cuts and Jobs Act or the CARES Act.

In addition, under Sections 382 and 383 of the Code and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. It is possible that we have experienced one or more ownership changes in the past. In addition, we may also experience ownership changes in the future because of subsequent shifts in our stock ownership, some of which may be outside of our control. As a result, if we earn net taxable income, our ability to use our pre-ownership change NOL carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

Risks Related to Ownership of Our Common Stock

Our officers, directors and principal shareholders will own a controlling interest in our voting stock and investors will not have any voice in our management.

As of March 31, 2023, our officers, directors and principal shareholders, in the aggregate, beneficially own or control the votes of approximately 57.53% of our outstanding common stock. As a result, these stockholders, acting together, will have the ability to control substantially all matters submitted to our stockholders for approval, including:

●	election of our board of directors;
●	removal of any of our directors;
●	amendment of our articles of incorporation or bylaws; and
●	adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

As a result of their ownership and positions, our directors, executive officers, and principal shareholders collectively are able to influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, sales of significant amounts of shares held by our directors, executive officers or principal shareholders, or the prospect of these sales, could adversely affect the market price of our common stock. Management’s stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

We may raise capital through the sale of our securities in either private placements or a public offering, which offerings would dilute the ownership of existing shareholders.

If our operations require additional capital in the future, we may sell additional shares of our common stock and/or securities convertible into or exchangeable or exercisable for shares of our common stock. Such offerings may be in private placements or a public offering. If we conduct such additional offerings, existing stockholders will experience dilution of their ownership of the Company.

You may experience dilution of your ownership interests because of the future issuance of additional shares of our common or preferred stock or other securities that are convertible into or exercisable for our common or preferred stock.

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We are authorized to issue an aggregate of 200,000,000 shares of common stock and 5,000,000 shares of “blank check” preferred stock. We may issue additional shares of our common stock or other securities that are convertible into or exercisable for our common stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of our common stock may create downward pressure on the trading price of the common stock. We will likely need to raise additional capital in the near future to meet our working capital needs, and there can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with this capital raising efforts, including at a price (or exercise or conversion prices) that could be below the price an investor paid for stock.

The OTC Markets has labeled our common stock with the warning sign “Caveat Emptor” (Buyer Beware) which makes our common stock substantially less attractive to investors and harms our ability to raise capital on attractive terms, if at all, and may cause our business to be materially and adversely affected  .

On December 6, 2022, the Company was informed by the OTC Markets Group Inc. (“OTC Markets”) of certain promotional material that encouraged investors to purchase or trade the Company’s common stock. On Jan. 10, 2022, the Company was informed that, due to the ongoing promotional campaign, the Company will be moved from the OTCQB Market to the Pink Market effective January 11, 2023. On January 20, 2023, we were assigned a “Caveat Emptor” designation by OTC Markets.

As stated in the Company’s December 8, 2022, news release, management conducted an inquiry based on the information provided on December 6, 2022 by OTC Markets and determined that no directors, officers, control persons, controlling shareholders (defined as shareholders owning 10% or more of the Company’s securities) or third-party service providers contracted to the Company have been involved, directly or indirectly, in any way (including payment of a third-party) with the creation, distribution or payment of promotional materials related to the Company and its securities that OTC Markets brought to the Company’s attention. None of the management, officers, directors, control persons, controlling shareholders or investor relations firms contracted to the Company has any knowledge regarding the source of the referenced promotional material.

The OTC Markets assigns a Caveat Emptor designation to a company’s stock symbol to inform current and potential investors that there may be reasons to exercise additional care when deciding whether they should continue or begin their investment in such company. Typically, the OTC Markets will continue to display such designation until the OTC Markets believes there is no longer a public interest concern. The designation of the Caveat Emptor symbol does not suspend or halt our trading on the OTC Markets. However, if one owns our stock while the Caveat Emptor designation remains, it may be almost impossible to sell our shares, resulting in no liquidity, and it may be impossible for buyers to buy, as certain brokerage firms will not execute orders for stocks with Caveat Emptor designations.  Our stock will essentially have extremely limited liquidity while the designator exists. The Company is actively working with OTC Markets to have the designation lifted.

The market price of our common stock may, and is likely to continue to be, highly volatile and subject to wide fluctuations.

The market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to several factors that are beyond our control, including:

●	dilution caused by our issuance of additional shares of common stock and other forms of equity securities, which we expect to make in connection with future capital financings to fund our operations and growth, to attract and retain valuable personnel and in connection with future strategic partnerships or acquisitions of other companies;
●	quarterly variations in our revenues and operating expenses;
●	changes in the valuation of similarly situated companies, both in our industry and in other industries;
●	changes in analysts’ estimates affecting our company, our competitors and/or our industry;
●	changes in the accounting methods used in or otherwise affecting our industry;
●	additions and departures of key personnel;
●	announcements of technological innovations or new technologies or services available to the renewable energy industry;
●	fluctuations in interest rates and the availability of capital in the capital markets;
●	significant sales of our common stock; and
●	removal of the Caveat Emptor designation and relisting on the OTCQB, of which can’t be guaranteed.

These and other factors are largely beyond our control, and the impact of these risks, single or in aggregate, may result in material adverse changes to the market price of our Common Stock and/or our results of our operations and financial condition.

The rights of the holders of common stock may be impaired by the potential issuance of preferred stock.

Our articles of incorporation give our board of directors the right to create a new series of preferred stock. As a result, the board of directors may, without stockholder approval, issue preferred stock with voting, dividend, conversion, liquidation, or other rights which could adversely affect the voting power and equity interest of the holders of common stock. Preferred stock, which could be issued with the right to more than one vote per share, could be utilized as a method of discouraging, delaying, or preventing a change of control. The possible impact on takeover attempts could adversely affect the price of our common stock. Although we have no present intention to issue any shares of preferred stock or to create a series of preferred stock, we may issue such shares in the future.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our stockholders sell substantial amounts of our common stock in the public market, including upon the expiration of any lockup periods or the statutory holding period under Rule 144, or issued upon the conversion of preferred stock, it could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

FINRA sales practice requirements may also limit a shareholder’s ability to buy and sell our stock.

FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

General Risk Factors

If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on the success of our business.

We expect that our operations will be subject to numerous environmental, health and safety laws and regulations. Our operations are expected to involve the use of hazardous and flammable materials. Our operations may also produce hazardous waste products. We plan to contract with third parties for the disposal of these materials and waste. We cannot eliminate the risk of contamination or injury from these materials. We could be held liable for any resulting damages in the event of contamination or injury resulting from the use of hazardous materials by us, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties.

Although we expect to initiate and maintain workers’ compensation insurance to cover us for costs and expenses, we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not expect to maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological, hazardous, or radioactive materials.

In addition, we may incur substantial costs to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our development. Failure to comply with these laws and regulations also may result in substantial fines, penalties, or other sanctions.

Requirements associated with being a public company will increase our costs significantly, as well as divert significant company resources and management attention.

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or the other rules and regulations of the SEC, or any securities exchange relating to public companies. The Sarbanes-Oxley Act of 2002, as amended, or Sarbanes-Oxley, as well as rules subsequently adopted by the SEC to implement provisions of Sarbanes-Oxley, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC has adopted additional rules and regulations in these areas, such as mandatory “say on pay” voting requirements that apply to us. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the way we operate our business in ways we cannot currently anticipate. Compliance with the various reporting and other requirements applicable to public companies requires considerable time and attention of management. We cannot assure you that we will satisfy our obligations as a public company on a timely basis.

We expect the rules and regulations applicable to public companies to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition, and results of operations. The increased costs will decrease our net income or increase our net loss and may require us to reduce costs in other areas of our business or increase the prices of our products or services. In addition, as a public company, it may be more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified personnel to serve on our board of directors, our board committees, or as executive officers.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who cover us downgraded our common stock or published inaccurate or unfavorable research about our business, our common stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our common stock could decrease, which might cause our common stock price and trading volume to decline.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

We are subject to the periodic reporting requirements of the Exchange Act. We designed our disclosure controls and procedures to reasonably assure that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC.

We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. For example, our directors or executive officers could inadvertently fail to disclose a new relationship or arrangement causing us to fail to make any related party transaction disclosures. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected. In addition, we do not have a risk management program or processes or procedures for identifying and addressing risks to our business in other areas.

Management has identified a material weakness in the design and effectiveness of our internal controls, which, if not remediated, could affect the accuracy and timeliness of our financial reporting and result in misstatements in our financial statements.

In connection with the preparation of our annual report on Form 10-K for the fiscal year ended December 31, 2022, an evaluation was carried out by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of December 31, 2022. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During evaluation of disclosure controls and procedures as of December 31, 2022, conducted as part of our annual audit and preparation of our annual financial statements, management conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective. Management determined that at December 31, 2022, we had a material weakness in relation to insufficient segregation of duties within our internal control system. This primarily relates to the relatively small number of staff who have bookkeeping and accounting functions. In addition, we lacked sufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of U.S. GAAP and SEC disclosure requirements.

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

Certain shareholders may exercise significant control over our business policies.

Two shareholders, who are both directors, with one also serving as our Chief Executive Officer, have collective ownership of approximately 57% of our equity securities and have the ability to exercise significant control over our business policies and other corporate matters, including the composition of our board of directors and any actions requiring the approval of our shareholders, including the adoption of amendments to our articles of incorporation, the approval of a merger, share exchange or sale of substantially all of our assets. These persons will be able to vote their shares in favor of their interests that may not always coincide with the interests of the other shareholders.

ITEM 1B – UNRESOLVED STAFF COMMENTS

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 2 – PROPERTIES

We maintain our principal office at 95 Christopher Columbus Drive, 16th Floor, Jersey City, NJ, 07302. Our telephone number is (551) 298-3600.

ITEM 3 - LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition, or operating results.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is available for quotation on the OTC Pink Market under the symbol “VENG.”

Previously, our common stock was available for quotation on the OTCQB under the symbol “VIHD” and “HCCC”. The OTCQB is a quotation service that displays real- time quotes, last-sale prices, and volume information in over-the-counter (“OTC”) equity securities. An OTCQB equity security generally is any equity that is not listed or traded on a national securities exchange.

On March 30, 2023, the closing sale price of our common stock, as reported by the OTC Markets, was $0.22 per share.

Holders

On March 31, 2023, there were 50 holders of record of our common stock. Because certain of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our equity securities during the period covered by this Annual Report.

ITEM 6. [RESERVED.]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward- looking statements that reflect Management’s current views with respect to future events and financial performance. You can identify these statements by forward-looking words such as “may” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue,” or similar words. Those statements include statements regarding the intent, belief or current expectations of us and members of our management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

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

Overview

Business Overview

Vision Energy Corporation is a renewable energy company developing storage facilities for the commercial, industrial and transportation sectors through site procurement, permitting, pre- development and grid integration. The Company is committed to providing low carbon solutions with high yield hydrogen production, storage and distribution services for the European renewable economy and supply chain.

Evolution Terminals is a wholly owned subsidiary developing a substantial Green Energy Hub for import, storage and throughput of new energy products, hydrogen carriers and low-carbon fuels, and will facilitate in Europe’s Energy Transition ambitions for greater carbon-abatement to net zero.

On November 8, 2022, we effectuated a two-for-one (2:1) forward split of our common stock, $0.0001 par value per share, and simultaneously increased our number of authorized shares of common stock from 100,000,000 to 200,000,000. All common and per share amounts have been restated to give retroactive effect to the share consolidation. Please see Note 12 for further detail on share capital.

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

As reflected in the financial statements, the Company had a net loss from continuing operations of $14,833,755 along with $5,286,373 of net cash used in operations for the year ended December 31, 2022. Current cash on the balance sheet of $3,712,826 is less than the net cash used in operations of $5,286,373 for the year ended December 31, 2022. In addition, the Company is a start up in the renewable energy space and has generated limited revenues to date.

Despite generating cash proceeds from the sale of the Dutch Projects of $11,250,000, demonstrating a sustainable cash flow stream in our business model, the Company’s financial results still represents a net loss year to date.

Management has evaluated the significance of these conditions and under these circumstances these conditions raise substantial doubt about the ability to continue as a going concern. To alleviate these concerns the Company is planning for an equity raise in the next year and continuing to develop its newest asset and evaluate ways to monetize the project where possible.

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

Pursuant to the Purchase Agreement, the Company acquired 84.1% of VoltH2 and in conjunction with a previous 15.9% investment, the Company owned 100% of VoltH2.

The VoltH2 acquisition was accounted for as an asset acquisition with no step-up basis due to our 15.9% ownership of VoltH2 prior to the acquisition, and due to VoltH2 being an early-stage company that had not generated revenues and lacked outputs. Since this transaction is not an acquisition of a business but a transfer of long-lived assets (primarily) between two non-operating companies no step-up in basis was allowed. Both entities are non-operating entities and the fair value business combination rules do not apply. When related parties are involved, the SEC generally will not permit the recognition of gain in the transferor’s financial statements or a step-up in basis on the transferee’s books for sales or transfers of long-lived assets. No exceptions are permitted on transactions between a parent company and a subsidiary or between subsidiaries of the same parent, other than in regulated industries when a nonregulated subsidiary sells manufactured goods to a regulated affiliate. The acquisition consideration consisted of 16,818,182 shares of our common stock issued on the acquisition date of November 8, 2021, at a closing market price of $5.510. A deemed dividend for the excess share price over cost basis of the net assets of ($1,340,426) was recorded in the amount of $93,840,427.

For further information on discontinued operations, please refer to Note 6 of the financial statements.

Asset Acquisition

On May 30, 2022, we entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Evolution Terminals B.V., a Dutch corporation (“ETBV”) pursuant to which we acquired ETBV (the “Acquisition”) from an investment firm of which our CEO is principal for a purchase price of $3,500,000 in cash and 3,000,000 shares of our common stock. ETBV is the owner of a 16.4-hectare port development project for the storage and distribution of low carbon and renewable fuels, including hydrogen carriers such as ammonia, methanol and liquid organics, located in Vlissingen (Flushing) at the mouth of the Westerschelde estuary in the Netherlands. The Acquisition closed on May 31, 2022. The transaction was considered and approved by a committee comprised of our independent directors. As a result, the combination of the Company and ETBV is considered a related party asset acquisition.

For further information on our asset acquisition, please refer to Note 7 of the financial statements.

Results of Operations

The Company had no revenues in 2022 and 2021 as it continues to invest in its Green Energy Hub Development. We plan to generate revenue by divesting our assets in full, or in part to energy industry participants and/or selling fractional ownership interests in sites under development. We are currently in discussion with various parties, such as private landowners, energy companies, commodity traders, utilities, and industrial process customers.

Revenue and Cost of Revenue

For the years ended December 31, 2022, and 2021

We had no revenue or cost of revenue for the years ended December 31, 2022, and 2021.

Operating Expenses

For the year ended December 31, 2022

Our total operating expenses from continuing operations were $14,833,431. This was comprised of $7,620,000 non-cash stock issuance of stock, $4,120,145 in transactional fees paid to related party, $1,314,574 in project development costs, $1,139,566 in management fees related party, $122,455 in accounting/audit fees, $116,138 in legal fees, $108,000 in consulting fees, $54,347 in dues and subscriptions, $50,402 in investor relations, $93,000 in director fees, and $94,804 in miscellaneous expenses.

For the year ended December 31, 2021

Our total operating expenses were $614,540. This was comprised of $130,875 of accounting and audit fees, $149,206 of personnel costs, $137,500 of management fees – related party, $105,517 in legal fees, $122,500 in stock-based compensation, $92,715 in consultancy costs, $46,607 in project costs, $44,124 in dues and subscriptions, $48,500 in director fees and $25,524 in miscellaneous fees.

We incurred other/interest expense of $324 for the year ended December 31, 2022, and other income totaling $20,000 the year ended December 31, 2021, including a gain of $20,000 in loan forgiveness offset by $14,596 of interest expense.

As a result of the foregoing, we had a net loss of $15,861,843 for December 31, 2022, and a net loss of $988,437 for December 31, 2021.

Comprehensive loss was $15,894,587 for December 31, 2022, due to foreign currency translation loss of $32,744 and $954,048 for December 31, 2021, due to foreign currency translation gain of $34,389.

There was no deemed dividend for the year ending December 31, 2022, and $93,840,427 for year ended December 31, 2021.

Net comprehensive loss attributable to common shareholders was $15,894,587 for the year ended December 31, 2022, and was $94,794,475 for the year ended December 31, 2021.

For discontinued operations, please refer to note 6.

Liquidity and Capital Resources

For the year ended December 31, 2022

As of December 31, 2022, we had a working capital of $3,998,834 consisting of $3,712,826 in cash, $432,295 in prepaid expenses and $29,266 in sales tax receivable offset by $175,553 in accounts payable.

Non-current assets included $85,453 in website development costs and $25,000 in deferred offering cost, there were no long-term liabilities.

We used $5,286,373 of cash in operating activities which represented our net loss from continuing operations of $15,861,843 including $7,620,000 in issuance of stock, net, $3,557,945 in asset purchase consideration, $6,224 in depreciation and amortization offset by $25,000 in deferred offering cost, $419,921 in prepaid expenses, $138,820 in accounts payable, and $24,958 in sales tax receivable.

We generated $971,694 of cash in discontinued operations.

We generated $7,837,233 of cash in investing activities including net cash acquired in sale of subsidiaries for $11,184,512, offset by $3,281,974 of cash paid in asset acquisition – related party and $65,305 in cash paid – website development costs.

We generated $1,905 in proceeds from financing activities including related party notes for $96,614 offset by principal repayment of related party notes of $94,709.

For the year ended December 31, 2021

As of December 31, 2021, we had negative working capital of $306,520 consisting of $137,839 in cash, $12,374 in prepaid expenses, $93,602 in current assets held for sale, offset by $43,062 in accounts payable and accrued expenses and $507,273 in current liabilities held for sale. Non-current assets included $25,233 in website development costs and $129,552 in non-current assets held for sale. Long-term liabilities consisted of $66,655 of non-current liabilities held for sale.

We used $872,681 of cash in operating activities, which represented our net loss from continuing operations of $988,437 including $3,245 in depreciation and amortization, $122,500 in stock-based compensation, $70,000 in other current assets, $6,381 in sales tax receivable offset by $25,620 in accounts payable and accrued expenses, $3,625 in prepaid expenses and $20,000 in loan forgiveness and $30,744 in discontinued operations.

We used $787,139 in cash in investing activities due to $349,195 of cash acquired in the VoltH2 acquisition offset by $25,233 in cash paid for website development costs, $1,100,000 in cash paid to VoltH2 for a note receivable and $11,101 in cash paid for fixed assets.

We generated $1,782,253 related to financing activities. The net proceeds were received from the sale of common stock in the Company.

In the future we expect to incur expenses related to compliance for being a public company. We expect that our general and administrative expenses will increase as we expand our business development, add infrastructure, and incur additional costs related to being a public company, including incremental audit fees, investor relations programs and increased professional services.

Our future capital requirements will depend on several factors, including the progress of our sales and marketing of our services, the timing and outcome of potential acquisitions, the costs involved in operating as a public reporting company, the status of competitive services, the availability of financing and our success in developing markets for our services. We believe our existing cash will be sufficient to fund our operating expenses and capital equipment requirements for at least the next 12 months.

Critical Accounting Policies

Please refer to Note 2 in the accompanying financial statements for our policies.

Recent Accounting Pronouncements

Please refer to Note 5 in the accompanying financial statements.

Management does not believe there would have been a material effect on the accompanying financial statements had any other recently issued, but not yet effective, accounting standards been adopted in the current period.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

VISION ENERGY CORPORATION f/k/a VISION HYDROGEN CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Vision Energy Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vision Energy Corporation (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company had a net loss from continuing operations, net cash used in operations, and a lack of revenues to-date, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Going Concern

As discussed in Note 1 to the consolidated financial statements, the Company had a net loss from continuing operations, net cash used in operations, and a lack of revenues to-date. Auditing management’s evaluation of a going concern can be a significant judgement given the fact that the Company uses management estimates on future revenues and expenses which are not able to be substantiated. To evaluate the appropriateness of the going concern, we examined and evaluated the financial information that was the initial cause along with management’s plans to mitigate going concern and management’s disclosure on going concern.

/s/ M&K CPAS, PLLC

M&K CPAS, PLLC

We have served as the Company’s auditor since 2021

Firm ID 2738

Houston, TX

March 31, 2023

VISION ENERGY CORPORATION f/k/a VISION HYDROGEN CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021

ASSETS
Current assets
Cash and cash equivalents	$3,712,826	$137,839
Sales tax receivable	29,266	-
Prepaid expenses	432,295	12,374
Current assets held for sale	-	93,602
Total current assets	4,174,387	243,815

Website development costs net	85,453	25,233
Deferred offering cost	25,000	-
Non-current assets held for sale	-	129,552
Total non-current assets	110,453	154,785

Total assets	$4,284,840	$398,600

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$175,553	$43,062
Current liabilities held for sale	-	507,273
Total current liabilities	175,553	550,335

Noncurrent liabilities
Non-current liabilities held for sale	-	66,655
Total noncurrent liabilities	-	66,655

Total liabilities	175,553	616,990

Commitments and contingencies

Stockholders’ equity (deficit)
Preferred stock - $0.0001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock - $0.0001 par value; 200,000,000 shares authorized; 42,097,552 and 42,633,916 shares issued and outstanding as of December 31, 2022, and December 31, 2021, respectively	4,208	4,262
Additional paid-in capital	24,439,016	4,216,698
Accumulated other comprehensive gain (loss)	1,645	34,389
Accumulated (deficit)	(20,335,582)	(4,473,739)
Total stockholders’ equity (deficit)	4,109,287	(218,390)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$4,284,840	$398,600

The accompanying notes are an integral part of these consolidated financial statements.

VISION ENERGY CORPORATION f/k/a VISION HYDROGEN CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

	For the Years Ended December 31,
	2022	2021

Revenue
Sales	$-	$-
Total revenue	-	-

Cost of goods sold
Direct costs	-	-
Total cost of goods sold	-	-

Gross profit	-	-

Operating expenses
General and administrative expenses	9,573,720	477,040
Fees paid on acquisition of ETBV – related party	4,120,145	-
Management fees – related party	1,139,566	137,500
Total operating expenses	14,833,431	614,540

Loss from operations	(14,833,431)	(614,540)

Other expenses (income)
Interest expense	324	-
Loan forgiveness	-	(20,000)
Total other expenses	324	(20,000)

Net (loss) from continuing operations	(14,833,755)	$(594,540)

Discontinued operations (note 9)	(1,028,088)	(393,897)

Net (loss)	(15,861,843)	$(988,437)

Other comprehensive income (loss), net

Foreign currency translation adjustment	(32,744)	34,389

Comprehensive (loss)	(15,894,587)	$(954,048)

Deemed dividend from Volt acquisition	-	(93,840,427)

Net comprehensive loss attributable to common shareholders	$(15,894,587)	$(94,794,475)

Loss per share (continuing operations)
Basic and diluted	$(0.35)	$(0.02)
Loss per share (discontinued operations)
Basic and diluted	$(0.02)	$(0.01)
Loss per share (attributable to common shareholders)
Basic and diluted	$(0.38)	$(3.59)
Weighted average common shares outstanding
Basic and diluted	42,125,672	26,435,278

The accompanying notes are an integral part of these consolidated financial statements.

VISION ENERGY CORPORATION f/k/a VISION HYDROGEN CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEAR ENDED DECEMBER 31, 2021

	Common Stock		Preferred Stock		Additional		Accumulated Other	Total Stockholders’
	Number of Shares	Amount	Number of shares	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Gain (Loss)	Equity (Deficit)
Beginning January 1, 2021	795,734	$80	-	$-	$3,059,806	$(3,485,806)	$-	$(425,416)

Stock-based compensation	20,000	-	-	-	122,500	-	-	122,500

Equity financing	19,000,000	1,900	-	-	1,780,353	-	-	1,782,253

Conversion of related party debt to equity	6,000,000	600	-	-	596,147	-	-	596,747

Foreign currency translation adjustment	-	-	-	-	-	-	34,389	34,389

Volt acquisition	16,818,182	1,682	-	-	92,498,319	-	-	92,500,001

Deemed dividend on Volt acquisition	-	-	-	-	(93,840,427)	-	-	(93,840,427)

Net loss	-	-	-	-	-	(988,437)	-	(988,437)

Ending December 31, 2021	42,633,916	$4,262	-	$-	$4,216,698	$(4,473,739)	$34,389	$(218,390)

The accompanying notes are an integral part of these consolidated financial statements.

VISION ENERGY CORPORATION f/k/a VISION HYDROGEN CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEAR ENDED DECEMBER 31, 2022

	Common Stock		Preferred Stock		Additional		Accumulated Other	Total Stockholders’
	Number of Shares	Amount	Number of shares	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Gain (Loss)	Equity (Deficit)
Beginning January 1, 2022	42,633,916	$4,262	-	$-	$4,216,698	$(4,473,739)	34,389	$(218,390)

Sale of Dutch asset	(3,536,364)	(354)	-	-	12,602,618	-	(107,473)	12,494,791

Stock issuance ETBV acquisition-related party	3,000,000	300	-	-	7,619,700	-	-	7,620,000

Foreign currency translation adjustment, through date of Dutch asset sale	-		-	-	-	-	60,895	60,895

Foreign currency translation adjustment		-	-	-	-	-	13,834	13,834

Net loss	-		-	-	-	(15,861,843)	-	(15,861,843)

Ending December 31, 2022	42,097,552	$4,208	-	$-	$24,439,016	$(20,335,582)	$1,645	$4,109,287

The accompanying notes are an integral part of these consolidated financial statements.

VISION ENERGY CORPORATION f/k/a VISION HYDROGEN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss) from continuing operations	$(15,861,843)	$(988,437)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of stock – net	7,620,000
Asset purchase consideration	3,557,945
Depreciation and amortization	6,224	3,245
Stock-based compensation	-	122,500
Loan forgiveness	-	(20,000)
Change in fair value contingent consideration		-
Change in operating assets and liabilities:
Other current assets	-	70,000
Deferred offering cost	(25,000)	-
Sales tax receivable	(24,958)	-

Prepaid expenses and other costs	(419,921)	(3,625)
Accounts payable and accrued expenses	(138,820)	(25,620)

Net cash used in in operating activities – continuing operations	(5,286,373)	(841,937)
Net cash provided by operating activities – discontinued operations	971,694	(30,744)
Net cash used in operating activities	(4,314,679)	(872,681)

CASH FLOWS FROM INVESTING ACTIVITIES

Loan to VoltH2	-	(1,100,000)
Cash paid website development costs	(65,305)	(25,233)
Cash paid for purchase of fixed assets	-	(11,101)
Cash paid in asset acquisition – related party, net	(3,281,974)	-
Cash acquired in business acquisition		349,195
Cash received of in sale of subsidiaries, net	11,184,512	-

Net cash used in investing activities – continuing operations	7,837,233	(787,139)
Net cash used in investing activities – discontinued operations	-	-
Net cash used in investing activities	7,837,233	(787,139)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from related party notes	96,614	-
Principal repayment of related party notes	(94,709)	-
Repayment of convertible debt		-
Proceeds from equity financing, net of issuance costs	-	1,782,253

Net cash provided by financing activities – continuing operations	1,905	1,782,253
Net cash provided by (used in) financing activities – discontinued operations	-	-
Net cash provided by financing activities	1,905	1,782,253

Net increase (decrease) in cash and cash equivalents	3,524,459	122,433

Effect of foreign currency translation on cash	50,528	8,304

Cash and cash equivalents - beginning of period	137,839	7,102
Cash and cash equivalents - end of period	$3,712,826	$137,839

Supplemental disclosure of non-cash investing and financing activities

Conversion of debt and accrued interest	$-	$596,747

The accompanying notes are an integral part of these consolidated financial statements.

VISION ENERGY CORPORATION f/k/a VISION HYDROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022, AND 2021

1. ORGANIZATION AND LINE OF BUSINESS

Vision Energy Corporation (the “Company”) is a renewable energy company developing clean hydrogen production and storage facilities for the commercial, industrial and transportation sectors through site procurement, permitting, pre- development and grid integration. The Company seeks to utilize hydrogen as fuel, feedstock, and as a grid balancing & capacitance solution. The Company is committed to providing low carbon solutions with high yield hydrogen production, storage and distribution services for the European renewable economy and supply chain.

The Company was incorporated in the state of Nevada on August 17, 2015, as H/Cell Energy Corporation and is based in Jersey City, New Jersey. The Company changed its name to Vision Hydrogen Corporation in October 2020 and then to Vision Energy Corporation in November 2022. Since inception the Company has been involved in the hydrogen and renewable energy space. The Company has six subsidiaries: Vision Energy Holdings AG (f/k/a VisionH2 Holdings AG), Vision Hydrogen BV, Evolution Operating BV, Evolution Terminals SPV II BV, Evolution Terminals BV, (“ETBV”) Vision Energy UK Ltd.

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

As reflected in the financial statements, the Company had a net loss from continuing operations of $14,833,755 along with $5,286,373 of net cash used in operations for the year ended December 31, 2022. Current cash on the balance sheet of $3,712,826 is less than the net cash used in operations of $5,286,373 for the year ended December 31, 2022. In addition, the Company is a start up in the renewable energy space and has generated limited revenues to date.

Despite generating cash proceeds from the sale of the Dutch Projects of $11,250,000, demonstrating a sustainable cash flow stream in our business model, the Company’s financial results still represent a net loss year to date.

Management has evaluated the significance of these conditions and under these circumstances these conditions raise substantial doubt about the ability to continue as a going concern. To alleviate these concerns the Company is planning for an equity raise in the next year and continuing to develop its newest asset and evaluate ways to monetize the project where possible.

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

Research and development costs

The Company acquired certain in process research and development “IPRD” assets upon the purchase of Evolution Terminals BV. IPRD assets can only be capitalized once project commercialization has been achieved, These assets consisted of a series of reports, estimates, data and other financial models. The Company has elected to expenses these costs as it continues its progress.

Reclassification

Certain prior period amounts have been reclassified to conform to current period presentation specifically as it relates to the reclassification of assets, liabilities, operating results, and cash flows.

Comprehensive Gain

Comprehensive gain consists of two components, net gain, and other comprehensive gain. The Company’s other comprehensive gain is comprised of foreign currency translation adjustments. The balance of accumulated other comprehensive gain is, $1,645 as of December 31, 2022, and $34,389 at December 31, 2021.

For the year ended December 31, 2022, the Company recorded a comprehensive gain of $32,744 and $34,389 for the year ended December 31, 2021.

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

VISION ENERGY CORPORATION f/k/a VISION HYDROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022, AND 2021

Website Development Costs

Website development costs were for a new company website created in 2021, updated in 2022 and are amortized over 3 years.

Leases

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

Asset acquisitions

Asset acquisitions are measured based on their cost to us, including transaction costs incurred by us. An asset acquisition’s cost or the consideration transferred by us is assumed to be equal to the fair value of the net assets acquired. If the consideration transferred is cash, measurement is based on the amount of cash we paid to the seller, as well as transaction costs incurred by us. Consideration given in the form of nonmonetary assets, liabilities incurred, or equity interests issued is measured based on either the cost to us or the fair value of the assets or net assets acquired, whichever is clearer. The cost of an asset acquisition is allocated to the assets acquired based on their estimated relative fair values. We engage third-party appraisal firms to assist in the fair value determination of inventories, identifiable long-lived assets, and identifiable intangible assets. Goodwill is not recognized in asset acquisition.

3. GENERAL AND ADMINSTRATIVE

Our general and administrative expenses from continuing operations for the year ended December 31, 2022 were $9,573,720. This was comprised of $7,620,000 non-cash stock issuance of stock, $1,314,574 in project development costs, $122,455 in accounting/audit fees, $116,138 in legal fees, $108,000 in consulting fees, $54,347 in dues and subscriptions, $50,402 in investor relations, $93,000 in director fees, and $94,804 in miscellaneous expense. For the year ended December 31, 2021we incurred $477,040 of general and administrative expenses consisting of $130,875 in accounting fees, $122,500 in stock based compensation, $105,517 in legal fees, $48,500 in director fees, $44,124 in dues and subscriptions, and $25,524 in miscellaneous fees,

VISION ENERGY CORPORATION f/k/a VISION HYDROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022, AND 2021

4. LEASES

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

The Company maintains its principal office at 95 Christopher Columbus Drive, 16th Floor Jersey City, NJ 07302.

The Company holds a Long Lease Agreement with North Sea Port for a 16.4 hectare site at which the Company is developing its Green Energy Hub project. The Company pays a reservation fee to North Sea Port during the development phase of the project, and from the date of execution of the notarial deed, Evolution Terminals B.V. will pay the full annual leasehold fee for a term of forty years with a one-time option to extend for a further ten years for a total of fifty years. In the first two-years post-execution of the notarial deed, the annual leasehold fee will be discounted by 50% to reduce land lease costs during construction. Once the notarial deed is executed, the Company will account for the long lease as listed in Note 2.

Finance Leases

As of December 31, 2022, and December 31, 2021, the Company had no finance leases.

5. RECENT ACCOUNTING PRONOUNCEMENTS

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

In February 2016, the FASB issued ASU 2016-02 and issued subsequent amendments to the initial guidance thereafter. This ASU requires an entity to recognize a right of use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement, and presentation of expenses will depend on classification of the underlying lease as either finance or operating. Similar modifications have been made to lessor accounting in-line with revenue recognition guidance. The amendments also require certain quantitative and qualitative disclosures about leasing arrangements. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The new standard was effective for the Company on January 1, 2019. Entities are required to adopt ASU 2016-02 using a modified retrospective transition method. Full retrospective transition is prohibited. The guidance permits an entity to apply the standard’s transition provisions at either the beginning of the earliest comparative period presented in the financial statements or the beginning of the period of adoption (i.e., on the effective date). The Company adopted the new standard on its effective date.

In September 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (ASC 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 simplifies the accounting for non-employee share-based payment transactions. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The new standard will become effective for the Company beginning January 1, 2019, with early adoption permitted. The Company has adopted this standard and has no impact on its consolidated financial statements and disclosures.

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

VISION ENERGY CORPORATION f/k/a VISION HYDROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022, AND 2021

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

6. DISCONTINUED OPERATIONS

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

Pursuant to the Purchase Agreement, we acquired an 84.1% interest in VoltH2, and together with our existing 15.9% ownership interest, we now own 100% of VoltH2.

The VoltH2 acquisition was accounted for as an asset acquisition with no step-up basis due to our 15.9% ownership of VoltH2 prior to the acquisition, and due to VoltH2 being an early-stage company that had not generated revenues and lacked output. Since this transaction is not an acquisition of a business but a transfer of long-lived assets (primarily) between two non-operating companies no step-up in basis was allowed. Both entities are non-operating entities and the fair value business combination rules do not apply. When related parties are involved, the SEC generally will not permit the recognition of gain in the transferor’s financial statements or a step-up in basis on the transferee’s books for sales or transfers of long-lived assets. No exceptions are permitted on transactions between a parent company and a subsidiary or between subsidiaries of the same parent, other than in regulated industries when a nonregulated subsidiary sells manufactured goods to a regulated affiliate. The acquisition consideration consisted of 16,818,182 shares of our common stock issued on the acquisition date of November 8, 2021, at a closing market price of $5.50. A deemed dividend for the excess share price over cost basis of the net assets of ($1,340,426) was recorded in the amount of $93,840,427.

At December 31, 2021 the Company had $93,602 in current assets held for sale, $129,552 of non-current assets held for sale offset by $507,273 of current liabilities for sale and $66,655 of non-current liabilities for sale.

There were no acquisition related costs for the Company for the years ended December 31, 2022, and 2021.

The following pro forma financial information presents the combined results of operations of VoltH2 and the Company for the year ended December 31, 2021. The pro forma financial information presents the results as if the acquisition had occurred as of the beginning of 2021.

The unaudited pro forma results presented include amortization charges for acquired intangible assets, interest expense and stock-based compensation expense.

Pro forma financial information is presented for informational purposes and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place as of the beginning of 2021.

Year Ended December 31, 2021
Revenues	$-
Net income (loss)	$(2,798,673)
Net income per share:
Basic and diluted	$(0.16)

VISION ENERGY CORPORATION f/k/a VISION HYDROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022, AND 2021

On May 6, 2022, we, through our wholly owned Swiss subsidiary, VoltH2 Holdings AG (“VoltH2”), entered into a Share Purchase Agreement (the “Purchase Agreement”) with Volt Energy BV (the “Purchaser”) pursuant to which we agreed to sell our 100% interest in our Vlissingen green hydrogen development project and our 50% interest in our Terneuzen green hydrogen development project and related assets (the “Dutch Projects”) to the Purchaser in exchange for $11,250,000 and the 3,536,364 shares of our common stock held by the Purchaser (the “Purchase Price”). The Purchase Agreement closed on May 11, 2022. There was $623,078 in costs related to the disposition. Due to the related party nature of the transaction the $11,250,000 cash component of the purchase price and related gain on the sale of the Dutch Projects is a part of paid in capital on the balance sheet as there is no step-up in basis when related parties are involved. VoltH2 has been renamed VisionH2 Holdings AG.

The results of discontinued operations are as follows:

	Year ended December 31, 2022	Year ended December 31, 2021
Selling, general and administrative expenses	1,028,088	393,897

Discontinued operations for the period	$(1,028,088)	$(393,897)

7. ASSET ACQUISTION FROM RELATED PARTY

On May 30, 2022, we entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Evolution Terminals B.V., a Dutch corporation (“ETBV”), and ETBV’s sole shareholder. ETBV is developing a green energy terminal for the storage and handling of sustainable products and fuels.

On May 30, 2022, we entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Evolution Terminals B.V., a Dutch corporation (“ETBV”) pursuant to which we acquired ETBV (the “Acquisition”) from an investment firm of which our CEO is principal for a purchase price of $3,500,000 in cash and 3,000,000 shares of our common stock. ETBV is the owner of a 16.4-hectare port development project for the storage and distribution of low carbon and renewable fuels, including hydrogen carriers such as ammonia, methanol and liquid organics, located in Vlissingen (Flushing) at the mouth of the Westerschelde estuary in the Netherlands. The Acquisition closed on May 31, 2022. The transaction was considered and approved by a committee comprised of our independent directors. As a result, the combination of the Company and ETBV is considered a related party asset acquisition.

The asset had capitalized project development costs which consisted of financial models, environmental impact assessments, layout drawings, terminal operation simulations, and other various permitting reports and storage designs. These capitalized project development costs were determined to be In-Process-Research-and-Development (“IPRD). In-Process-Research-and-Development can only be capitalized under GAAP once project viability has been achieved. Since the acquisition was related party, the accounting should be acknowledged at predecessor cost and not historical cost. Predecessor cost is what the predecessor owner had recorded, and per the explanation above, all the amounts are expensed. The total purchase price consideration was expensed in the year ended December 31, 2022, consisted of $3,500,000 in acquisition costs, $7,620,000 in issuance of stock at a price of $2.54 offset by $57,945 in liabilities acquired.

8. INCOME TAXES

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

VISION ENERGY CORPORATION f/k/a VISION HYDROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022, AND 2021

The determination of the Company’s provision for income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. Significant judgment is required in assessing the timing and amounts of deductible and taxable items and the probability of sustaining uncertain tax positions. The benefits of uncertain tax positions are recorded in the Company’s financial statements only after determining a more-likely-than-not probability that the uncertain tax positions will withstand challenges, if any, from taxing authorities. When facts and circumstances change, the Company reassess these probabilities and records any changes in the financial statements as appropriate. Accrued interest and penalties related to income tax matters are classified as a component of income tax expense.

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

The federal income tax returns of the Company are subject to examination by the IRS, generally for the three years after they are filed.

The components of income tax expense (benefit) from continuing operations are as follows:

Year Ended December 31,
Current	2022	2021
U.S. Federal	$-	$-
U.S. State and local	-	-
Netherlands	-	-
Total current	-	-

Year Ended December 31,
Deferred	2022	2021
U.S. Federal	$-	$-
U.S. State and local	-	-
Netherlands	-	-
Total deferred	-	-

Total income tax expense	-	-

At December 31, 2022 and 2021, the Company had deferred tax assets from continuing operations loss of $840,247 and $518,669, respectively, against which a valuation allowance of $4,658,290 and $1,230,092, respectively, had been recorded. The change in the valuation allowance for the year ended December 31, 2022, was an increase of $3,428,198. The increase in the valuation allowance for the year ended December 31, 2022, was mainly attributable to an increase in share-based compensation, which resulted in an increase in the Company’s deferred tax asset. The Company periodically assesses the likelihood that it will be able to recover the deferred tax asset. The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income.

VISION ENERGY CORPORATION f/k/a VISION HYDROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022, AND 2021

Significant components of deferred tax assets from continuing operations at December 31, 2022 and 2021 were as follows:

	December 31,
Deferred tax assets:	2022	2021
Net operating loss carryforward	558,696	626,469
Capital loss carryforward	677,000	677,000
Share-based compensation	2,131,547	34,423
Gross deferred tax asset	3,367,243	1,337,891
Less: valuation allowance	(3,367,243)	(1,337,891)
Net deferred tax assets	-	-

9. INCOME (LOSS) PER SHARE

The following table sets forth the information needed to compute basic loss per share. There are no dilutive securities.

Continuing Operations:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Net (loss) from continuing operations	$(14,833,755)	$(594,540)
Weighted average common shares outstanding	42,125,672	26,435,278
Basic net loss per share	$(0.35)	$(0.02)

Discontinued Operations:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Net loss	$(1,028,088)	$(393,897)
Weighted average common shares outstanding	42,125,672	26,435,278
Basic net loss per share	$(0.02)	$(0.01)

Total Comprehensive loss attributable to common shareholders:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Total Net comprehensive loss attributable to common shareholders	$(15,894,587)	$(94,794,475)
Weighted average common shares outstanding	42,125,672	26,435,278
Basic net loss per share	$(0.38)	$(3.59)

VISION ENERGY CORPORATION f/k/a VISION HYDROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022, AND 2021

10. RELATED PARTY TRANSACTIONS

The Company has entered into agreements to indemnify its directors and executive officers, in addition to the indemnification provided for in the Company’s articles of incorporation and bylaws. These agreements, among other things, provide for indemnification of the Company’s directors and executive officers for certain expenses (including attorneys’ fees), judgments, fines and settlement amounts incurred by any such person in any action or proceeding, including any action by or in the right of the Company, arising out of such person’s services as a director or executive officer of the Company, any subsidiary of the Company or any other company or enterprise to which the person provided services at the Company’s request. The Company believes that these provisions and agreements are necessary to attract and retain qualified people as directors and executive officers.

During 2020 a director of the Company lent the Company a total of $596,747 at 6% per annum. On January 21, 2021, the note and accumulated interest was converted, along with a cash payment of $3,253 for a total of $600,000, into 6,000,000 shares of the Company’s common stock (“Shares”) pursuant to the Company’s public offering (see “Note 7”).

On November 8, 2021, we acquired the 84% of VoltH2 Holdings AG (“VoltH2”) which we did not already own from the other shareholders of VoltH2 for 16,818,182 shares. An investment firm of which our CEO is principal owned 725,000 shares (66%) of VoltH2. VoltH2 has been renamed VisionH2 Holdings AG. On May 11, 2022, we sold our Vlissingen and Terneuzen green hydrogen development projects and related assets to Volt Energy BV, a company controlled by a former director and co-CEO, in exchange for $11,250,000 and the 3,536,364 shares held by Volt Energy BV. (see “Note 9”)

On May 30, 2022, we acquired Evolution Terminals B.V., a Dutch corporation (“ETBV”) from an investment firm of which our CEO is principal for a purchase price of $3,500,000 and 3,000,000 shares of our common stock. (see “Note 10”).

On June 20, 2022, we entered into a Management Services Agreement with a company controlled by our CEO pursuant to which we receive executive, business consulting and advisory, business development and other services. The Agreement is for an initial term of three years and will automatically renew for one or more additional two-year renewal periods unless terminated. The fee under the Management Services Agreement is $100,000 per month which will increase on each anniversary by the greater of the previous year’s change in the United States Consumer Price Index plus 2%, or 5%. All amounts related to this agreement were expensed and paid during the year.

VISION ENERGY CORPORATION f/k/a VISION HYDROGEN CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022, AND 2021

11. SIGNIFICANT CONCENTRATIONS OF CREDIT RISK

Cash is maintained at an authorized deposit-taking institution (bank) incorporated in the United States, Canada and The Netherlands and is insured by the U.S. Federal Deposit Insurance Corporation (FDIC), the Canada Deposit Insurance Corporation (CDIC) and the Dutch Central Bank (DNB) up to $250,000, $73,000 and $114,000 respectively. As of December 31, 2022, the balance was fully covered with the FDIC and was $3,025,100 and $430,871 in excess of the CDIC and DNB insured limit, respectively.

12. SHARE CAPITAL

The Company currently has 42,097,552 shares issued and outstanding, along with 200,000,000 authorized. We have 5,000,000 authorized of preferred stock and zero issued and outstanding.

For the year ended December 31, 2021 there was 20,000 shares issued in relation to stock based compensation and 16,818,182 shares issued for the Volt acquisition.

In October 2020, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission, whereby the Company registered 25,000,000 shares of its common stock for sale as a company offering. The registration statement was declared effective in October 2020. The Company sold a total of 25,000,000 shares of common stock in January 2021 for total consideration of $2,500,000. The consideration consisted of $596,747 of debt converted to equity (see Note 12) and gross cash proceeds of $1,903,253. The Company incurred $70,000 of legal fees and a $51,000 consulting fee in connection with the capital raise.

For the year ended December 31, 2022 there was 3,536,364 shares returned to treasury in regards to the sale of our Dutch Properties and 3,000,000 shares at $2.54 a share issued for the ETBV acquisition.

On November 8, 2022, we effectuated a two-for-one (2:1) forward split of our common stock, $0.0001 par value per share, and simultaneously increased our number of authorized shares of common stock from 100,000,000 to 200,000,000. All common and per share amounts have been restated to give retroactive effect to the share consolidation.

13. STOCK OPTIONS AWARDS AND GRANTS

There was no stock option activity from the 2016 Incentive Stock Option Plan for both years ended December 31, 2021 and 2022. As of December 31, 2022, there was no unrecognized compensation expense or dilutive securities.

14. SUBSEQUENT EVENTS

On January 10, 2023, the Company incorporated three new subsidiaries to accommodate strategic initiatives for prospective partners, operators and launching customers for its integrated Green Energy Hub development in North Sea Port of Vlissingen, the Netherlands. Vision Hydrogen BV is a project development company to develop, own and operate the Company’s planned ammonia cracking facility, for back-cracking imported green ammonia to hydrogen gas as a service. It is planned that the ammonia cracking facility will integrate with the Company’s import, storage and handling terminal development in Vlissingen via a short pipeline enabling dedicated storage and handling capacity for imported green ammonia feedstock, subject to additional studies and obtaining all requisite permits and approvals. The Company has also incorporated “Evolution Terminals Operating BV”, a dedicated operating entity to jointly own and operate logistics infrastructure under a joint operating agreement on behalf of the terminal in the event that the terminal’s tank storage assets are owned by more than one strategic equity partner, and “Evolution Terminals SPV II BV”, a special purpose vehicle to be utilized for joint ownership of specific storage assets with a strategic launching customer or partner.

On March 7, 2023 the Company announced it has filed the Environmental Impact Assessment known in the Netherlands as the “Milieueffectrapportage” or “MER”. The MER is a detailed and comprehensive environmental report that combines more than 25 individual reports and independent studies and represents a significant component of the Dutch permitting process for the Company’s Green Energy Hub development in the North Sea Port of Vlissingen, the Netherlands.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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
b)	We lacked sufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of U.S. GAAP and SEC disclosure requirements and the approval of related party transactions.

We also intend to create written policies and procedures for accounting and financial reporting with respect to the requirements and application of U.S. GAAP and SEC disclosure requirements in the future.

We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(3)	provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

We conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our principal executive officer and principal financial officer conclude that, at December 31, 2022, our internal control over financial reporting was not effective for the reasons discussed above.

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

ITEM 9B – OTHER INFORMATION

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names of our executive officers and directors and their age, title, and biography as of March 10, 2023, are set forth below:

Name	Age	Position Held with our Company	Date First Elected or Appointed
Andrew Hromyk	57	Chief Executive Officer and Director	November 8, 2021

Matthew Hidalgo	40	Chief Financial Officer, Treasurer and Secretary	August 17, 2015

Judd Brammah	55	Director	June 26, 2020

Michael A. Doyle	69	Director	May 12, 2021

Charles F. Benton	73	Director	May 12, 2021

Arron Smyth	44	Executive Vice President	November 8, 2021

Business Experience

The following is a brief account of the education and business experience of each director and executive officer of our Company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Andrew Hromyk – Co-Chief Executive Officer and Director.

Since 1995, Mr. Hromyk has been Principal of First Finance Limited and its predecessor, Century Capital Management Ltd., Private Equity firms with a proven track record of returning significant value to stakeholders by making early mover strategic investments in advance of developing markets or cycles through both private and public companies. Mr. Hromyk has supported and operated chemical and energy operations domestically in the Permian Basin, Central and South Texas, Arkansas, Alberta and internationally. An active investor, Mr. Hromyk has been involved with companies developing a diverse range of technologies, from enhanced and conventional hydrocarbon recovery processes to wireless infrastructure and has participated in numerous industrial and commercial real estate developments. Mr. Hromyk has served as a director of several private companies that became publicly traded on NASDAQ, NYSE, TSX. Mr. Hromyk studied Economics at Chaminade University and the University of British Columbia. He was nominated to the Board of Directors due to his experience in his ability to maximize shareholder return.

Matthew Hidalgo – Chief Financial Officer, Treasurer and Secretary.

Mr. Hidalgo is responsible for financial management and operation and has over 15 years of experience in finance, accounting, operations, restructuring and the integration of acquisitions. Matt has been a Managing Partner at Turquino since its formation in August 2013. Between February 2010 and December 2013, he was the controller and operations manager for WPCS International – Trenton, Inc., WPCS’ largest subsidiary. Between February 2008 and February 2010, Matt managed accounting functions for several Australian subsidiaries of WPCS. After graduating Pennsylvania State University with a B.S. in Accounting, he began his career as an accountant for PriceWaterhouse Coopers LLP, where he focused on preparing financial statements and partnership allocations for hedge funds and private equity firms.

Judd Brammah – Director

Mr. Brammah was appointed as a director on June 26, 2020. Since 2011, he has been the Chief Executive Officer of Synergy Medical Technologies, a United Kingdom based company that focuses on orthopedic medical devices and technologies used by healthcare professionals. Mr. Brammah received a Bachelor of Science degree in engineering from London South Bank University. After graduation, he worked for Xerox Corporation and then entered the medical devices field with Howmedica, Stryker Corporation, and Wright Medical Technologies. Mr. Brammah has extensive experience in research and consulting for multi-national medical device companies, which led to his founding of Synergy Medical Technologies. He was nominated to the Board of Directors due to his experience in consulting for multi-national companies.

Michael A. Doyle – Director

For over 25 years, Mr. Doyle was a key executive for Comcast Corporation where he was the President of the largest division of the multi-billion-dollar Comcast Cable group representing over 18,000 employees. Mr. Doyle has been recognized by the National Cable Television Association with induction into its prestigious Cable Pioneers organization. He has also served as chairman of the management board for New England Cable News. Mr. Doyle has received the Distinguished Communications Award for Excellence in Journalism from the International Association of Business Communicators. Mr. Doyle received his B.A. from Drew University where he is also a member of their Athletic Hall of Fame. He was nominated to the Board of Directors due to his experience in business operations.

Charles F. Benton – Director

Mr. Benton has over 30 years of experience in finance, operations, and business development with major corporations. Formerly, he directed the distribution services and supply chain for Ascena Retail Group, Inc., which is a leading national specialty retailer of women’s apparel operating over 1,800 retail stores in the United States. Mr. Benton also worked 20 years for Consolidated Rail Corporation (CONRAIL) where he was responsible for finance, operations, and business development. Between July 2012 and January 2018, Mr. Benton served as a director of, and chaired the audit committee of, DropCar, Inc. (formerly, WPCS International Incorporated), and served as the chairman of the Board between August 2015 and January 2018. Mr. Benton is a graduate of St. Joseph’s University with a B.S. degree in Accounting. He was nominated to the Board of Directors due to his experience in financial reporting.

Arron Smyth – Executive Vice President

Arron has over 17 years of business experience spanning financial services, investment banking, business leadership and operations in both developed and emerging markets. Since 2018, Mr. Smyth has been Managing Director Europe for the First Finance group of companies, developing and supporting the group’s private equity investments and projects including Evolution Terminals, a Netherlands-based developer of tank terminal and port infrastructure for the bulk storage and handling of clean and sustainable energy products. From 2015 to 2018, Mr. Smyth was a corporate advisor at Brandon Hill Capital.

Board Independence and Committees

We are not required to have any independent members of the Board of Directors. The Board of Directors has determined that Mr. Brammah, Mr. Doyle, and Mr. Benton are each “independent director” as such term is defined in the Marketplace Rules of The NASDAQ Stock Market.

Audit Committee

Charles Benton, Michael Doyle, and Judd Brammah make up our audit committee, and Charles Benton chairs the audit committee. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;

●	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;

●	keeping the Company’s independent auditors informed of the Committee’s understanding of the Company’s relationships and transactions with related parties that are significant to the Company;

●	reviewing and discussing with the Company’s independent auditors the auditors’ evaluation of the Company’s identification of, accounting for, and disclosure of its relationships and transactions with related parties, including any significant matters arising from the audit regarding the Company’s relationships and transactions with related parties; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Financial Experts on Audit Committee

The board of directors has determined that [Charles Benton] qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Compensation Committee

Charles Benton and Michael Doyle as members of our compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Both Mr. Benton and Mr. Doyle are independent. [Charles Benton] serves as chair of the compensation committee.

Our compensation committee charter details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, if any is paid by us, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving on an annual basis the compensation, if any is paid by us, of all of our other officers;

●	reviewing on an annual basis our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Nominating and Corporate Governance Committee

The initial members of our nominating and corporate governance are Charles Benton and Michael Doyle. [Charles Benton] serves as chair of the nominating and corporate governance committee.

We have adopted a nominating and corporate governance committee charter, which details the purpose and responsibilities of the nominating and corporate governance committee, including:

●	determining the qualifications, qualities, skills, and other expertise required to be a director and to develop, and recommend to the Board for its approval, criteria to be considered in selecting nominees for director;

●	identifying and screening individuals qualified to become members of the Board, consistent with the Director Criteria;

●	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

●	overseeing our policies and procedures with respect to the consideration of director candidates recommended by stockholders, including the submission of any proxy access nominees by stockholders;

●	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and

●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The charter also provides that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and will be directly responsible for approving the search firm’s fees and other retention terms.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders. Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.

Except as may be provided in our bylaws, we do not currently have specified procedures in place pursuant to which security holders may recommend nominees to the Board of Directors.

Compliance with Section 16(a)

Section 16(a) of the Exchange Act requires the Company’s directors and officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on Vision’s review of the copies of the forms received during the fiscal year ended December 31, 2022, we believe that there was only one late report filed by one of the Company’s officers, directors and greater than 10% stockholders. Our Chief Financial Officer, Matthew Hidalgo, failed to file a Form 4 regarding his November 16, 2022, sale of 250,000 shares of the Company’s common stock within the prescribed two-business day window.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees. Our Code of Business Conduct and Ethics is incorporated by reference as an exhibit to this Annual Report.

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

5.	being subject of, or a party to, any federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended, or vacated, relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.	being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self- regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

ITEM 11 – EXECUTIVE COMPENSATION

Executive Officer Compensation

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer and one other highest paid individual whose total annual salary and bonus exceeded $100,000 for fiscal years 2022 and 2021.

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Other ($)		Total ($)
Andrew Hromyk	2022	-	-	-	-	800,000	(1)	800,000
Chief Executive Officer	2021	-	-	-	-	-		-
Matthew Hidalgo	2022	-	-	-	-	233,000	(2)	233,000
Chief Financial Officer	2021	-	-	-	-	137,500	(2)	137,500

(1) Represents management fees paid to First Finance Ltd., of which our CEO is a managing partner.

(2) Represents total management fees of $108,000 paid directly to Matthew Hidalgo and $125,000 and $137,500 in each of 2022 and 2021 paid to Turquino Equity LLC, of which Matthew Hidalgo is managing partner.

Option/SAR Grants in Fiscal Year Ended December 31, 2022

None.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

In November 2021, the Company entered into a services agreement with Turquino Equity LLC, an entity controlled by Mr. Hidalgo, providing for payment of $25,000 per month for Mr. Hidalgo’s continued service to the Company. This agreement expired May 8, 2022.

On May 22, 2022, our board of directors approved and entered into an Employment Agreement (the “Employment Agreement”) with Matthew Hidalgo, our Chief Financial Officer, effective May 9, 2022. Mr. Hidalgo previously provided services as our Chief Financial Officer pursuant to a services agreement we entered into with Turquino Equity LLC on November 8, 2021, which provided for payment of $25,000 per month and which expired on May 8, 2022, pursuant to its terms. The Employment Agreement is for a one-year term and provides for an annual monthly base salary of $13,500.

On June 20, 2022, we entered into a Management Services Agreement (the “Management Agreement”) with First Finance Europe Ltd. (“First Finance”), a UK corporation controlled by our Chief Executive Officer, Andrew Hromyk, pursuant to which First Finance provides services to us for $100,000 per month (the “Service Fee”) beginning May 1, 2022. The services provided for under the Management Agreement include executive services, business consulting and advisory, business development, management of information technology structure provision and implementation, corporate and operational accounting, human resources support, treasury controls, credit and risk control, and marketing support. The Management Agreement is for an initial term of three years and will automatically renew for one or more additional two-year renewal periods unless earlier terminated pursuant to the terms and conditions outlined in the Management Agreement. The Service Fee will increase by the greater of (i) an amount equal to the previous year’s change in the United States Consumer Price Index and 2% or (ii) 5% on each anniversary of June 20, 2022.

Director Compensation

The following table sets forth the summary compensation information for each of our non-employee directors for the fiscal year ended December 31, 2022

Name	Fees Earned or Paid in Cash ($)	Total ($)
Michael Doyle	30,000	30,000

Charles Benton	30,000	30,000

Judd Brammah	24,000	24,000

On June 20, 2022, our Board of Directors approved an increase in the compensation of the non-management members of our Board. Effective April 1, 2022, non-management members of our Board receive $2,000 monthly and an additional $500 monthly for members of our audit committee, payable on a quarterly basis.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 31, 2023:

●	by each person who is known by us to beneficially own more than 5% of our common stock;

●	by each of our officers and directors; and

●	by all of our officers and directors as a group.

Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is c/o Vision Energy Corporation, 95 Christopher Columbus Drive, 16th Floor, Jersey City, NJ, 07302.

NAME OF OWNER	NUMBER OF SHARES OWNED (1)	PERCENTAGE OF COMMON STOCK (2)
Directors and Named Executive Officers
Andrew Hromyk (3)	18,120,694	43.04%
Matthew Hidalgo	50,000	0.12%
Michael Doyle	10,000	0.02%
Charles Benton	10,000	0.02%
Arron Smyth (4)	100,000	0.24%
Judd Brammah	5,927,856	14.08%
Officers and Directors as a Group (6 persons)	24,218,550	57.53%

(1) Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

(2) Percentage based upon 42,097,552 of common stock issued and outstanding as of March 31, 2023.

(3) Represents (i) 1,938,876 shares of common stock owned by First Finance Limited and 16,181,818 shares owned by First Finance Europe Limited. Andrew Hromyk is a director of both entities and has voting and dispositive power over the shares held by such entity, and therefore deemed a beneficial owner of such shares.

(4) Represents (i) 100,000 shares of common stock owned by Charlwood Projects Ltd. Arron Smyth is Managing Partners of Charlwood Projects Ltd. and has voting and dispositive power over the shares held by such entity, and therefore deemed a beneficial owner of such shares.

Securities Authorized for Issuance Under Equity Compensation Plan

The following table sets forth information about our equity compensation plans as of December 31, 2022.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise prices of outstanding options, warrants and rights	Number of securities remaining available for future issuance under the equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)
Equity compensation plans approved by security holders	-	$-	-
Equity compensation plans not approved by security holders	0	-	2,510,000
Total	0	-	2,510,000

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than as disclosed below or in the executive compensation section of this annual report, during the last two fiscal years, there have been no transactions, or proposed transactions, in which our company was or is to be a participant where the amount involved exceeds the lesser of $120,000 or one percent of the average of our company’s total assets at year-end and in which any director, executive officer or beneficial holder of more than 5% of the outstanding Common Stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest. We have no policy regarding entering transactions with affiliated parties.

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

We have entered into agreements to indemnify our directors and executive officers, in addition to the indemnification provided for in our articles of incorporation and bylaws. These agreements, among other things, provide for indemnification of our directors and executive officers for certain expenses (including attorneys’ fees), judgments, fines and settlement amounts incurred by any such person in any action or proceeding, including any action by or in the right of our company, arising out of such person’s services as a director or executive officer of ours, any subsidiary of ours or any other company or enterprise to which the person provided services at our request. We believe that these provisions and agreements are necessary to attract and retain qualified people as directors and executive officers.

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

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees. The aggregate fees billed by our independent auditors, for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2022, and 2021, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q during the fiscal years were $46,000 and $75,500 respectively.

Audit Related Fees. We incurred $27,055 expenses for audit related fees and other services during the fiscal year ended December 31, 2022, and $13,300 during year ended December 31, 2021.

Tax and Other Fees. We did not incur any fees from our independent auditors for tax or other services during the fiscal years ended December 31, 2022, and 2021.

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

Exhibit No.	Description

2.01	Stock Purchase Agreement, dated as of November 8, 2021, filed as an exhibit to the Current Report on Form 8-K, filed with the Securities and Exchange Commission (the “Commission”) on November 9, 2021, and incorporated herein by reference.

2.02	Stock Purchase Agreement, dated as of May 6, 2022, by and between VoltH2 Holdings AG and Volt Energy BV, filed as an exhibit to the Current Report on Form 8-K filed with Commission on May 12, 2022, and incorporated herein by reference.

2.03	Stock Purchase Agreement, dated as of May 30, 2022, by and between the Company and Evolution Terminals B.V., filed as an exhibit to the Current Report on Form 8-K filed with Commission on June 1, 2022, and incorporated herein by reference.

2.04	Agreement and Plan of Merger dated November 1, 2022, filed as an exhibit to the Current Report on Form 8-K filed with Commission on November 7, 2022, and incorporated herein by reference.

3.01	Articles of Incorporation of the Company, filed with the Nevada Secretary of State on August 17, 2015, filed as an exhibit to the Registration Statement on Form S-1, filed with the Commission on June 29, 2016 and incorporated herein by reference.

3.02	Certificate of Correction to the Articles of Incorporation of the Company, filed with the Nevada Secretary of State on August 18, 2015, filed with the Nevada Secretary of State on August 18, 2015, filed as an exhibit to the Registration Statement on Form S-1, filed with the Commission on June 29, 2016 and incorporated herein by reference.

3.03	Bylaws of the Company, filed as an exhibit to the Registration Statement on Form S-1, filed with the Commission on June 29, 2016 and incorporated herein by reference.

3.04	Form of Articles of Amendment to Articles of Incorporation, filed with the Nevada Secretary of State on September 29, 2020, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on October 5, 2020 and incorporated herein by reference.

3.05	Articles of Merger filed November 1, 2022, filed as an exhibit to the Current Report on Form 8-K filed with Commission on November 7, 2022, and incorporated herein by reference.

3.06	Certificate of Change relating to Forward Stock Split and Authorized Capital Change filed November 1, 2022, filed as an exhibit to the Current Report on Form 8-K filed with Commission on November 7, 2022, and incorporated herein by reference.

4.01	Description of Securities Registered under Section 12 of the Exchange Act of 1934

4.02	Specimen Stock Certificate evidencing the shares of common stock , filed as an exhibit to the Registration Statement on Form S-1 filed with the Commission on September 7, 2016

10.01	Form of Indemnification Agreement, filed as an exhibit to the Registration Statement on Form S-1, filed with the Commission on June 29, 2016 and incorporated herein by reference.

10.02	Escrow Agreement, dated as of November 8, 2021, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on November 9, 2021, and incorporated herein by reference.

10.03	Pledge and Security Agreement, dated as of November 8, 2021, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on November 9, 2021 and incorporated herein by reference.

10.04	Services Agreement with Turquino Equity LLC by VoltH2 B.V. and Volt Energy B.V., dated as of November 8, 2021, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on November 9, 2021 and incorporated herein by reference.

10.5	Services Agreement dated March 7, 2022, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on March 8, 2022.

10.6	Employment Agreement by and between the Company and Matthew Hidalgo, effective May 9, 2022, filed as an exhibit to the Current Report on Form 8-K filed with the Commission on May 24, 2022, and incorporated herein by reference.

10.7	Management Services Agreement between Vision Hydrogen Corporation and First Finance Europe Ltd., dated June 20, 2022, filed as an exhibit to Form 8-K filed with the Commission on June 22, 2022, and incorporated herein by reference.

14.01	Code of Business Conduct and Ethics for Employees, Executive Officers and Directors, filed as an exhibit to the Annual Report on Form 10-K, filed with the Commission on March 24, 2017, and incorporated herein by reference.

21.1	Subsidiaries of the Registrant.

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Vision Energy Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

ITEM 16 – FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISION ENERGY CORPORATION

Date: March 31, 2023	By:	/s/ ANDREW HROMYK
Andrew Hromyk
Chief Executive Officer (Principal Executive Officer)

Date: March 31, 2023	By:	/s/ MATTHEW HIDALGO
Matthew Hidalgo
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ ANDREW HROMYK	Chief Executive Officer, Director	March 31, 2023
Andrew Hromyk	(Principal Executive Officer)

/s/ MATTHEW HIDALGO	Chief Financial Officer	March 31, 2023
Matthew Hidalgo	(Principal Financial Officer and Principal Accounting Officer)

/s/ JUDD BRAMMAH	Director	March 31, 2023
Judd Brammah

/s/ MICHAEL DOYLE	Director	March 31, 2023
Michael Doyle

/s/ CHARLES BENTON	Director	March 31, 2023
Charles Benton

