Form 10-Q
period 2023-03-31
VISION ENERGY Corp
filed 2023-05-05
CIK 1676580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023

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

As of May 5, 2023, there were 42,097,552 shares of registrant’s common stock outstanding.

VISION ENERGY CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VISION ENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,119,405	$3,712,826
Prepaid expenses	359,555	432,295
Sales tax receivable	42,113	29,266
Total current assets	2,521,073	4,174,387

Deferred offering cost	25,000	25,000
Website development costs, net	83,598	85,453
Total non-current assets	108,598	110,453

Total assets	$2,629,671	$4,284,840

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$150,975	$175,553
Total current liabilities	150,975	175,553

Total noncurrent liabilities	-	-

Total liabilities	150,975	175,553

Commitments and contingencies

Stockholders’ equity (deficit)
Preferred stock - $0.0001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock - $0.0001 par value; 200,000,000 shares authorized; 42,097,552 shares issued and outstanding as of March 31, 2023, and December 31, 2022	4,208	4,208
Additional paid-in capital	24,439,016	24,439,016
Accumulated deficit	(21,961,940)	(20,335,582)
Accumulated other comprehensive gain	(2,588)	1,645
Total stockholders’ equity (deficit)	2,478,696	4,109,287

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$2,629,671	$4,284,840

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VISION ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022

Revenue
Sales	$-	$-
Total revenue	-	-

Cost of goods sold
Direct costs	-	-
Total cost of goods sold	-	-

Gross profit	-	-

Operating expenses
General and administrative expenses	1,501,358	123,398
Management fees – related party	125,000	225,000
Total operating expenses	1,626,358	348,398

Loss from operations	(1,626,358)	(348,398)

Other (income) expense	-	-
Total other expenses	-	-

Income tax provision	-	-

Net loss from continuing operations	$(1,626,358)	$(348,398)

Discontinued operations (see Note 5)	-	(608,964)

Net loss	(1,626,358)	(957,362)

Foreign currency translation adjustment	(4,233)	12,189

Comprehensive loss	$(1,630,591)	$(945,173)

Loss per share (continuing operations)
Basic and diluted	$(0.04)	$(0.01)
Loss per share (discontinued operations)
Basic and diluted	$(0.00)	$(0.01)
Weighted average common shares outstanding
Basic and diluted	42,097,552	42,633,916

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VISION ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2022 (UNAUDITED)

	Common Stock		Preferred Stock
	Number of Shares	Amount	Number of shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)	Total Stockholders’ Equity (Deficit)
Beginning, January 1, 2022	42,633,916	$4,262	-	-	$4,216,698	$(4,473,739)	34,389	$(218,390)

Foreign currency translation adjustment	-	-	-	-	-	-	12,189	12,189

Net loss	-	-	-	-	-	(957,362)	-	(957,362)

Ending, March 31, 2022	42,633,916	$4,262	-	$-	$4,216,698	$(5,431,101)	$46,758	$(1,163,563)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VISION ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2023 (UNAUDITED)

	Common Stock		Preferred Stock
	Number of Shares	Amount	Number of shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)	Total Stockholders’ Equity (Deficit)
Beginning, January 1, 2023	42,097,552	$4,208	-	$-	$24,439,016	$(20,335,582)	1,645	$4,109,287

Foreign currency translation adjustment	-	-	-	-	-	-	(4,233)	(4,233)

Net loss	-	-	-	-	-	(1,626,358)	-	(1,626,358)

Ending, March 31, 2023	42,097,552	$4,208	-	$-	$24,439,016	$(21,961,940)	$(2,588)	$2,478,696

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VISION ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss from continuing operations	$(1,626,358)	$(348,398)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,855	3,975
Change in operating assets and liabilities:
Prepaid expenses and other costs	72,740	-
Sales tax receivable	(12,847)	-
Accounts payable and accrued expenses	(24,578)	51,789

Net cash used in in operating activities – continuing operations	(1,589,188)	(292,634)
Net cash used in in operating activities – discontinued operations	-	91,017
Net cash used in operating activities	(1,589,188)	(201,617)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used in in investing activities – continuing operations	-	-
Net cash used in in investing activities – discontinued operations	-	(43,393)
Net cash used in investing activities	-	(43,393)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from related party notes	-	60,000

Net cash used in in financing activities – continuing operations	-	60,000
Net cash used in financing activities – discontinued operations	-	36,614
Net cash provided by financing activities	-	96,614

Net increase (decrease) in cash and cash equivalents	(1,589,188)	(148,396)

Effect of foreign currency translation on cash	(4,233)	(2,414)

Cash and cash equivalents - beginning of period	3,712,826	153,749
Cash and cash equivalents - end of period	$2,119,405	2,939

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VISION ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 AND 2022

1. ORGANIZATION AND LINE OF BUSINESS

Vision Energy Corporation (“we,” the “Company,” or “Vision ) identifies energy commodities and focuses on originating and developing energy infrastructure projects and assets which facilitate the energy transition through low-carbon energy solutions. The Company leverages its experienced Team with a vast proven track-record in site procurement, accelerating development permitting, facilities design, engineering studies and project management to deliver an efficient and method driven project development process. Vision pursues commercial relationships and operating partnerships with energy industry participants and off-takers seeking carbon abatement across feedstock and fuels. Vision Energy is committed to providing low carbon energy solutions whilst targeting an attractive investment yield, by utilizing and leveraging existing gas, power, and logistics infrastructure to enable import and or distribution of reduced-carbon energy for domestic and global value chains.

The Company was incorporated in Nevada on August 17, 2015, as H/Cell Energy Corporation and is based in Jersey City, New Jersey. The Company changed its name to Vision Hydrogen Corporation in October 2020, and then to Vision Energy Corporation in November 2022. Since inception, the Company has been involved in the hydrogen and renewable energy space. The Company has six subsidiaries: Vision Energy Holdings AG (f/k/a VisionH2 Holdings AG), Vision Hydrogen BV, Evolution Operating BV, Evolution Terminals SPV II BV, Evolution Terminals BV (“ETBV”), and Vision Energy UK Ltd.

At each reporting period, the Company evaluates whether there are conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The Company’s evaluation entails analyzing prospective operating budgets and forecasts for expectations of the Company’s cash needs and comparing those needs to the current cash and cash equivalent balances. The Company is required to make certain additional disclosures if it concludes substantial doubt exists and it is not alleviated by the Company’s plans, or when its plans create substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. These condensed consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should the Company be unable to continue as a going concern.

As reflected in the quarterly financial statements, the Company had a net loss from continuing operations of $1,626,358. along with $1,589,188 of net cash used in operations for the three months ended March 31, 2023. Current cash on the balance sheet of $2,119,405. In addition, the Company is a start-up in the renewable energy space and has generated limited revenues to date.

Despite generating $11,250,000 in cash proceeds through the sale of the Dutch Projects (see Note 6), we ended 2022 with a net operating loss. During the three months ended March 31, 2023, our expenses have continued to be higher than our total revenue.

Management has evaluated the significance of these conditions and found that they raise substantial doubt about Vision’s ability to continue as a going concern. To alleviate these concerns, the Company is planning to conduct an equity raise during 2023, and will continue to develop our assets.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and following the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These interim financial statements have been prepared on the same basis as the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair statement of the Company’s financial information. These interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2022, or any other interim period or for any other future year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2022, included in the Company’s 2022 Annual Report on Form 10-K filed with the SEC. The balance sheet as of December 31, 2022, has been derived from audited financial statements at that date but does not include all the information required by U.S. GAAP for complete financial statements.

VISION ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 AND 2022

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

Accounts Receivable

Accounts receivables are recorded when invoices are issued and are presented in the balance sheet net of the allowance for doubtful accounts. The allowance for doubtful accounts is estimated based on the Company’s historical losses, the existing economic conditions in the construction industry, and the financial stability of its customers. Accounts are written off as uncollectible after collection efforts have failed. In addition, the Company does not generally charge interest on past-due accounts or require collateral. As of March 31, 2023, and December 31, 2022, there was no allowance for doubtful accounts required.

Comprehensive Gain/Loss

Comprehensive loss consists of two components: net loss and other comprehensive loss. The Company’s other comprehensive loss is comprised of foreign currency translation adjustments. The balance of accumulated other comprehensive loss is $2,588 as of March 31, 2023, and other comprehensive gain of $1,645 at December 31, 2022.

For the three months ended March 31, 2023, and 2022 the Company recorded comprehensive loss of $4,233 and comprehensive gain of $12,189, respectively.

Currency Translation

The Company translates its foreign subsidiaries’ assets and liabilities denominated in foreign currencies into U.S. dollars at current rates of exchange as of the balance sheet date and income and expense items at the average exchange rate for the reporting period. Translation adjustments resulting from exchange rate fluctuations are recorded in accumulated other comprehensive income. The Company records gains and losses from changes in exchange rates on transactions denominated in currencies other than each reporting location’s functional currency in net income (loss) for each period. Items included in the financial statements of each entity in the group are measured using the currency of the primary economic environment in which the entity operates (“functional currency”).

The functional and reporting currency of the Company is the United States Dollar (“U.S. Dollar”).

Website Development Costs

Website development costs were for a new company website created in 2021 and updated in 2022, and are amortized over 3 years.

VISION ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 AND 2022

Leases

Right of use assets represent the right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right of use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an explicit rate, the Company uses an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease right of use asset also excludes lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Please see “Note 3” for further information.

Asset acquisitions

Asset acquisitions are measured based on their cost to us, including transaction costs incurred by us. The cost of an asset acquisition or the consideration transferred by us is assumed to be equal to the fair value of the net assets acquired. If the consideration transferred is cash, measurement is based on the amount of cash we paid to the seller, as well as transaction costs incurred by us. Consideration given in the form of nonmonetary assets, liabilities incurred, or equity interests issued is measured based on either the cost to us or the fair value of the assets or net assets acquired, whichever is more clearly evident. The cost of an asset acquisition is allocated to the assets acquired based on their estimated relative fair values. We engage third-party appraisal firms to assist in the fair value determination of inventories, identifiable long-lived assets, and identifiable intangible assets. Goodwill is not recognized in an asset acquisition.

3. LEASES

Operating Leases

For leases with a term of 12 months or less, the Company is permitted to make and has made an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities, and we recognize lease expense for such leases on a straight-line basis over the lease term.

The Company maintains its principal office at 95 Christopher Columbus Drive, 16th Floor, Jersey City, NJ 07302.

The Company’s subsidiary Evolution Terminals B.V. (“Evolution”) is party to a long lease agreement with North Sea Port, a Dutch-Flemish port, for a 16.4-hectare site at which the Company is developing its Green Energy Hub project, an initiative through which we will expand upon our ability to import, store and throughput of new energy products, hydrogen carriers and low-carbon fuels. The Company is paying a reservation fee to North Sea Port during the development phase of the project. Upon executing the notarial deed, Evolution Terminals B.V. will pay the full annual leasehold fee for a term of forty years with a one-time option to extend for a further ten years for a total of fifty years. In the first two years post-execution of the notarial deed, the annual leasehold fee will be discounted by 50% to reduce land lease costs during construction. Once the notarial deed is executed, the Company will account for the long lease as listed in “Note 2”.

Finance Leases

As of March 31, 2023, and December 31, 2022, the Company had no finance leases.

4. RECENT ACCOUNTING PRONOUNCEMENTS

The FASB issued ASU 2016-02 in February 2016, which has since been amended, most recently in 2022. This ASU requires an entity to recognize a right of use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement, and presentation of expenses will depend on classification of the underlying lease as either finance or operating. Similar modifications have been made to lessor accounting in-line with revenue recognition guidance. The amendments also require certain quantitative and qualitative disclosures about leasing arrangements. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The new standard was effective for the Company on January 1, 2019. Entities are required to adopt ASU 2016-02 using a modified retrospective transition method. Full retrospective transition is prohibited. The guidance permits an entity to apply the standard’s transition provisions at either the beginning of the earliest comparative period presented in the financial statements or the beginning of the period of adoption (i.e., on the effective date). The Company adopted the new standard on its effective date.

VISION ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 AND 2022

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

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This ASU amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity’s own equity, and also improves and amends the related EPS guidance for both Subtopics. The ASU will be effective for annual reporting periods after December 15, 2021, and interim periods within those annual periods and early adoption is permitted. The Company has adopted this standard and has no impact on its consolidated financial statements and disclosures.

5. DISCONTINUED OPERATIONS

On May 6, 2022, we, through our wholly owned Swiss subsidiary, VoltH2 Holdings AG (“VoltH2”), entered into a Share Purchase Agreement (the “Purchase Agreement”) with Volt Energy BV (the “Purchaser”), pursuant to which we agreed to sell our 100% interest in the Vlissingen green hydrogen development project and our 50% interest in the Terneuzen green hydrogen development project and related assets (the “Dutch Projects”) to the Purchaser for $11,250,000 and the 3,536,364 shares of our common stock held by the Purchaser (the “Purchase Price”). The Purchase Agreement closed on May 11, 2022. There was $623,078 in costs related to the disposition. Due to the related party nature of the transaction, the $11,250,000 cash component of the purchase price and related gain on the sale of the Dutch Projects is a part of paid in capital on the balance sheet as there is no step-up in basis when related parties are involved. VoltH2 has been renamed Vision Energy Holdings AG.

VISION ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 AND 2022

The results of discontinued operations are as follows:

Three months ended March 31,2022
General and administrative expenses	608,964

Discontinued operations for the period	$(608,964)

6. ASSET ACQUISTION FROM RELATED PARTY

On May 30, 2022, we entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Evolution Terminals B.V., a Dutch corporation (“ETBV”), and ETBV’s sole shareholder. ETBV is developing a green energy terminal for the storage and handling of sustainable products and fuels.

On May 30, 2022, we entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Evolution Terminals B.V., a Dutch corporation (“ETBV”), pursuant to which we acquired ETBV (the “Acquisition”) from an investment firm of which our CEO is principal for $3,500,000 in cash and 3,000,000 shares of our common stock. ETBV is the owner of a 16.2-hectare port development project for the storage and distribution of low carbon and renewable fuels, including hydrogen carriers such as ammonia, methanol and liquid organics, located in Vlissingen (Flushing) at the mouth of the Westerschelde estuary in the Netherlands. The Acquisition closed on May 31, 2022. The transaction was considered and approved by a committee comprised of our independent directors. As a result, the combination of the Company and ETBV is considered a related party asset acquisition.

The asset had capitalized project development costs which consisted of financial models, environmental impact assessments, layout drawings, terminal operation simulations, and other various permitting reports and storage designs. These capitalized project development costs were determined to be In-Process-Research-and-Development. In-Process-Research-and-Development can only be capitalized under GAAP once project viability has been achieved. Since the acquisition was a related party transaction, the accounting should be acknowledged at predecessor cost and not historical cost. Predecessor cost is what the predecessor owner had recorded, and per the explanation above, all the amounts are expensed. The total purchase price consideration was expensed in the year ended December 31, 2022, and consisted of $3,500,000 in acquisition costs and $7,620,000 in issuance of stock at a price of $2.54 offset by $57,945 in liabilities acquired.

7. RELATED PARTY TRANSACTIONS

The Company has entered into agreements to indemnify its directors and executive officers in addition to the indemnification provided for in the Company’s articles of incorporation and bylaws. These agreements, among other things, provide for indemnification of the Company’s directors and executive officers for certain expenses (including attorneys’ fees), judgments, fines, and settlement amounts incurred by any such person in any action or proceeding, including any action by or in the right of the Company, arising out of such person’s services as a director or executive officer of the Company, any subsidiary of the Company, or any other company or enterprise to which the person provided services at the Company’s request. The Company believes that these provisions and agreements are necessary to attract and retain qualified people as directors and executive officers.

On November 8, 2021, we acquired the 84% of VoltH2 Holdings AG (“VoltH2”) which we did not already own from the other shareholders of VoltH2 for 16,818,182 shares. An investment firm of which our CEO is principal owned 725,000 shares (66%) of VoltH2. VoltH2 has been renamed VisionH2 Holdings AG. On May 11, 2022, we sold our Vlissingen and Terneuzen green hydrogen development projects and related assets to Volt Energy BV, a company controlled by a former director and co-CEO, for $11,250,000 and the 3,536,364 shares held by Volt Energy BV (see “Note 6”).

On May 30, 2022, we acquired Evolution Terminals B.V., a Dutch corporation (“ETBV”) from an investment firm of which our CEO is principal for a purchase price of $3,500,000 and 3,000,000 shares of our common stock (see “Note 7”).

VISION ENERGY CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 AND 2022

On June 20, 2022, we entered into a Management Services Agreement (the “MSA’) with a company controlled by our CEO pursuant to which we receive executive, business consulting and advisory, business development, and other services. The MSA had an initial term of three years and would have automatically renewed for one or more additional two-year renewal periods unless terminated. The $100,000 monthly fee increased every year on June 20 by the greater of the previous year’s change in the United States Consumer Price Index plus 2%, or 5%. This agreement was mutually terminated on December 31, 2022.

8. SIGNIFICANT CONCENTRATIONS OF CREDIT RISK

Cash is maintained at authorized deposit-taking institutions (banks) incorporated in the United States, Canada and The Netherlands, and are insured by the U.S. Federal Deposit Insurance Corporation (FDIC), the Canada Deposit Insurance Corporation (CDIC), and the Dutch Central Bank (DNB) for up to $250,000, $73,000, and $114,000 respectively. As of March 31, 2023, the funds in our United States bank account were fully covered by the FDIC but were $751,066 and $1,097,259 in excess of the CDIC- and DNB-insured limits, respectively.

9. SHARE CAPITAL

The Company currently has 42,097,552 shares issued and outstanding, out of its 200,000,000 authorized. We have 5,000,000 authorized of preferred stock, none of which are issued and outstanding.

On November 8, 2022, we effectuated a two-for-one (2:1) forward split of our common stock, $0.0001 par value per share, and simultaneously increased our number of authorized shares of common stock from 100,000,000 to 200,000,000. All common and per share amounts have been restated to give retroactive effect to the share consolidation.

10. STOCK OPTIONS AWARDS AND GRANTS

There were no 2016 Incentive Stock Option Plan stock options issued or exercised during either of the three month periods ended March 31, 2023, and 2022. As of March 31, 2023, there was no unrecognized compensation expense or dilutive securities.

11. PREPAID ASSETS

The table below present a reconciliation of the Company’s prepaid assets costs:

Balance at January 1, 2023	$432,295
Expense	(72,740)
Balance at March 31, 2023	$359,555

The balance of prepaid expenses as of both December 31, 2022 and March 31, 2023 are comprised of prepaid investor relations work that has yet to commence.

12. ACCOUNTS PAYABLE

At March 31, 2023 and December 31, 2022, accounts payable and accrued expenses were comprised of the following:

	March 31, 2023	December 31, 2022
Accounts payable and accrued expenses	$150,975	$175,553

The balance of accounts payable and accrued expenses as of both December 31, 2022 and March 31, 2023 are comprised of vendors in relation to development of the Green Energy Hub.

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

Business Overview

Vision Energy is a renewable energy company developing energy infrastructure to provide low-carbon energy solutions for the commercial, industrial and transportation sectors through site procurement , permitting, pre-development, grid and logistics integration. The Company is committed to delivering energy projects whilst targeting an attractive investment yield through the development of storage, distribution, processing and production facilities for the European renewable economy and supply chain.

Evolution Terminals is a wholly owned subsidiary developing a substantial Green Energy Hub for import, storage and throughput of new energy products, hydrogen carriers and low-carbon fuels, and will facilitate in Europe’s Energy Transition ambitions for greater carbon-abatement to net zero.

Results of Operations

For the three months ended March 31, 2023, and 2022

Revenue and Cost of Revenue

The Company had no revenues for the three months March 31, 2023, and March 31, 2022, as it has committed itself to investing in the development of our Green Energy Hub. We plan to generate revenue by divesting our assets in full or in part to energy industry participants and/or selling fractional ownership interests in sites under development. We are currently in discussion with various parties, such as private landowners, energy companies, commodity traders, utilities, and industrial process customers.

General and Administrative Expenses

During the three months ended March 31, 2023, our general and administrative expenses were $1,626,358, which included $1,197,507 in project development costs, $131,273 in investor relations, $125,000 of management fees-related party, $46,564 in legal, $40,500 in consulting, $32,157 in accounting fees, $22,500 in director fees, and $30,857 in miscellaneous expense.

During the three months ended March 31, 2022, our general and administrative expenses were $348,398, which included $225,000 of management fees related party, $79,305 in accounting fees, $13,112 in dues and subscriptions, $15,000 in director fees, $12,000 in legal fees, and $3,981 other miscellaneous and administrative costs.

As a result of the foregoing, we had net losses from continuing operations of $1,626,358 and $348,398 for the three months ended March 31, 2023, and 2022, respectively.

We incurred $0 and $608,964 in discontinued operations for the periods ended March 31, 2023, and 2022 along with no other expense for both periods.

We incurred a foreign currency translation loss of $4,233 and gain of $12,189 for the three months ended March 31, 2023, and 2022 respectively.

Comprehensive loss was $1,630,591 for March 31, 2023, and $945,173 for March 31, 2023 and 2022.

Liquidity and Capital Resources

As of March 31, 2023, we had working capital of $2,370,098, comprised of current assets of $2,119,405 in cash, $359,555 in prepaid expenses, and $42,113 in sales tax receivable, offset by $150,975 in accounts payable and accrued expenses. We had $83,598 in website development costs, $25,000 of deferred offering cost in long-term assets, and no long-term liabilities.

As of December 31, 2022, we had working capital of $3,998,834, consisting of $3,712,826 in cash, $432,295 in prepaid expenses, and $29,266 in sales tax receivable offset by $175,553 in accounts payable. Non-current assets included $85,453 in website development costs and $25,000 in deferred offering cost. There were no long-term liabilities.

For the three months ended March 31, 2023, we used $1,89,188 of cash in operating activities – continuing operations, consisting of $1,855 in amortization, $72,740 in prepaid expenses, , offset by $24,578 in accounts payable and $12,847 in sales tax receivable.

We had no investing or financing activities for the three months ended March 31, 2023.

For the three months ended March 31, 2022, we used $292,634 of cash in operating activities – continuing operations, consisting of $51,879 in accounts payable and $3,975 in amortization. Net cash provided by discontinued operations was $91,017.

For the three months ended March 31, 2022, we had no investing activities for continuing operations and $43,393 in discontinued operations.

We generated $60,000 in financing activities in proceeds from related notes payable for the three months ended March 31, 2022, and $36,614 in discontinued operations.

In the future, we expect to incur expenses related to compliance for being a public company. We expect that our general and administrative expenses will increase as we expand our business development, add infrastructure, and incur additional costs related to being a public company, including incremental audit fees, investor relations programs, and increased professional services.

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

Recent Accounting Pronouncements

Please refer to Note 4 in the accompanying financial statements.

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

Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, as a result of the material weaknesses described below, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently party to any material legal proceedings or claims.

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

VISION ENERGY CORPORATION

Date: May 5, 2023	By:	/s/ ANDREW HROMYK
Andrew Hromyk
Chief Executive Officer

Date: May 5, 2023	By:	/s/ MATTHEW HIDALGO
Matthew Hidalgo
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

